Form 10-Q
period 2008-12-31
SURF A MOVIE SOLUTIONS INC
filed 2009-03-31
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                        Commission file number 333-156480


                           SURF A MOVIE SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                         26-1973257
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           #149, 19744 Beach Boulevard
                           Huntington Beach, CA, 92648
                    (Address of principal executive offices)

                                 (714) 475-3516
               (Registrant's telephone number, including area code

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 common shares issued and outstanding as at March 14, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1. Financial Statements                                              3

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       13

     Item 4T. Controls and Procedures                                         13

PART II. Other Information:

     Item 1. Legal Proceedings                                                14

     Item 1A. Risk Factors                                                    14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      14

     Item 3. Defaults Upon Senior Securities                                  14

     Item 4. Submission of Matters to a Vote of Security Holders              14

     Item 5. Other Information                                                14

     Item 6. Exhibits                                                         14

Signatures                                                                    16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.


Surf a Movie Solutions Inc.
(A Development Stage Company)
Financial Statements (Unaudited)
For the period ended December 31, 2008

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2008
(Unaudited)

                                                              December 31,      September 30,
                                                                 2008               2008
                                                               --------           --------
ASSETS

Cash                                                           $ 13,465           $ 16,280
  Prepaid expenses                                                  160              2,700
                                                               --------           --------

Total Assets                                                   $ 13,625           $ 18,980
                                                               ========           ========

LIABILITIES

Accounts payable and accrued liabilities                       $  7,850           $  4,854
                                                               --------           --------

Total Liabilities                                                 7,850              4,854
                                                               --------           --------

STOCKHOLDERS` EQUITY
  Common stock authorized -
   50,000,000 common shares with a par value of 0.001
   4,000,000 common shares outstanding                            4,000              4,000
  Additional paid in capital                                     16,000             16,000
  Deficit accumulated during the development stage              (14,225)            (5,874)
                                                               --------           --------

Total Stockholders' Equity                                        5,775             14,126
                                                               --------           --------

Total Liabilities and Stockholders' Equity                     $ 13,625           $ 18,980
                                                               ========           ========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Expenses
For the Three Months Ended December 31, 2008,
Period From Inception (December 18, 2007) to December 31, 2007 and Period From Inception (December 18, 2007) to December 31, 2008
(Unaudited)

                                                                              Period from            Period from
                                                                               Inception              Inception
                                                         Three Months      (December 18, 2007)    (December 18,2007)
                                                            ended                  to                     to
                                                          December 31,         December 31,           December 31,
                                                             2008                 2007                   2008
                                                          ----------           ----------             ----------
Expenses:
  General and administrative                              $    8,351           $      685             $   14,225
                                                          ----------           ----------             ----------

Net loss                                                  $   (8,351)          $     (685)            $  (14,225)
                                                          ==========           ==========             ==========

Basic and diluted (loss) per common share                 $    (0.00)          $    (0.00)
                                                          ==========           ==========

Weighted average number of common shares outstanding       4,000,000            4,000,000
                                                          ==========           ==========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended December 31, 2008,
Period From Inception (December 18, 2007) to December 31, 2007 and Period From Inception (December 18, 2007) to December 31, 2008
(Unaudited)


                                                                         Period from            Period from
                                                                          Inception              Inception
                                                    Three Months      (December 18, 2007)    (December 18,2007)
                                                       ended                  to                     to
                                                     December 31,         December 31,           December 31,
                                                        2008                 2007                   2008
                                                      --------             --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (8,351)            $   (685)              $(14,225)
  Adjustments to reconcile net loss to net cash
   used in operating Activities:
     Prepaid expenses                                    2,540                   --                   (160)
     Accounts payable and accrued liabilities            2,996                   --                  7,850
     Due to stockholder                                     --                  685                     --
                                                      --------             --------               --------

Net cash used in operating activities                   (2,815)                  --                 (6,535)
                                                      --------             --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                             --                   --                 20,000
                                                      --------             --------               --------

Net cash provided by financing activities                   --                   --                 20,000
                                                      --------             --------               --------

Net change in cash                                      (2,815)                  --                 13,465
Cash, beginning of period                               16,280                   --                     --
                                                      --------             --------               --------

Cash, end of period                                   $ 13,465             $     --               $ 13,465
                                                      ========             ========               ========

Supplemental information:
  Taxes paid                                          $     --             $     --
                                                      --------             --------
  Interest paid                                       $     --             $     --
                                                      --------             --------


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)


NOTE 1 - NATURE OF OPERATIONS

The accompanying unaudited interim financial statements of Surf A Movie Solutions Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2008 and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 333-156480) filed with the SEC, which was declared effective on February 12, 2009 (the Registration Statement"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended September 30, 2008, as reported in the Registration Statement, have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This quarterly report may contain forward-looking statements and relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" contained in our Registration Statement on Form S-1 (File No. 333-156480), that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Surf A Movie" means Surf A Movie Solutions Inc.

GENERAL

We were incorporated in the State of Nevada on December 18, 2007. Since the inception of our business on December 18, 2007, we have engaged in the development of video applications. The address of our principal executive office is #149, 19744 Beach Boulevard, Huntington Beach, CA, 92648. Our telephone number is (714) 475-3516.

We are in the development stage of creating an easy to use and comprehensive solution that will enable our customers to open a video rental storefront on the Internet. Our product will enable video store customers to download rented movies to their computers to be played using Microsoft Media Player. We believe that online shopping has become a driving force in the continued growth of the Internet. We further believe that the ability to download movies and other forms of entertainment directly to their computers will become an increasingly larger segment of the on-line shopping market. We plan to develop a turn-key online video store operation that will allow the store owner to stock the various types of movies he or she chooses to offer to his or her customers on a pay-per-view basis.

Online videos currently available cover a wide range of titles from home movies to premium quality movies. We believe, although no assurance can be given, that the use of online videos will continue to increase in popularity and sophistication and as such, we believe our plan to offer turn-key web sites for online video businesses is set to launch at the right time in history.

We plan to charge an initial fee of $1,000 to our online customers wishing to launch online video rental stores. We will also be receiving 20% of the revenue from rentals generated by our customers' online video stores. We will provide our customers with the infrastructure to get their business going and subsequently earn a portion of revenue from each downloaded video from their web site. We believe, although no assurance can be given, that this business model will establish a number of ongoing revenue streams that will contribute to our long-term growth.

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to December 31, 2008, we have incurred accumulated net losses of $14,225. As of December 31, 2008, we had $13,625 in current assets and current liabilities of $7,850.

RESULTS OF OPERATIONS

From the date of our incorporation on December 18, 2007 to December 31 2008, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED WITH THE PERIOD FROM INCEPTION (DECEMBER 18, 2007) TO DECEMBER 31, 2007.

We experienced an operating loss of $8,351 for the three month period ended December 31, 2008 compared to operating losses of $685 for the period from inception (December 18,2007) to December 31, 2007, and operating losses of $14,225 since inception (December 18, 2007) to December 31, 2008. The principal component of the increase was due to accounting and audit fees that we incurred during the quarter ended December 31, 2008 relating to our efforts in becoming a public company.

PLAN OF OPERATION
We are in the formative phase of development. Our plan is to develop a product that will allow us to offer a turn-key online video rental store to customers wishing to offer such services to their potential subscribers. Our online service will give our customers a large level of control over the feel and look of their online video store and it will come with the supporting infrastructure to run the online video store. Each of our customers will be able to customize their web site with brand name markings and icons to distinguish themselves in the marketplace. We also intend to provide our customers with training on the administrative and reporting functions during an orientation period, along with ongoing customer support.

As our business begins to develop, we plan to post an "information only" web site during the first year of operations to begin to promote our company and our product. The goal of this effort will be to create a presence on the Internet and attract potential customers to inquire about our services. Management plans to outsource product development to an offshore contractor to control costs.

Our goals for approximately the next twelve months, provided the necessary funding is available, are to:

     * CHOOSE A SOFTWARE DEVELOPMENT CONTRACTOR: We will immediately begin to interview one or more software companies or individual contractors for the development of our website and related software. We will request bids or quotations from several potential candidates. Our final choice will be based on the combination of competitive price, experience, ability to meet deadlines and stay within a budget. We expect the selection process to take approximately one month.

     * SPECIFICATIONS AND HIGH-LEVEL DESIGN: We expect that we will complete specifications for the product and finish high-level design two months after the selection of a software contractor. This part of our design work will include the specifications for the different modules to be developed. Specifications and high level design will be an interactive process between our management and the software contractor. We expect that this task will take approximately two months to complete.

     * SELECTION OF A DATA CENTER: We intend to lease servers in a data center. We will lease one server for development in month 2 and another two servers for production in month 9. The lease on the development server is expected to be $100. The production servers will be higher end with multiple high-capacity hard drives. The product servers will be deployed in failover mode so if the primary server fails, the standby servers will take over. We expect that the primary server will cost us $300 per month and the standby server will cost $200 per month. The cost of leasing servers includes collocation in a data center and certain level of traffic. We expect however to easily exceed the traffic levels when we go into production. The cost and quality of connectivity will be key in the selection of the data center. We will evaluate the following factors in making our selection:

          >    reputable data center with proven track record;
          >    emergency recovery plan;
          >    cost of traffic; and
          >    prices within our budget.

         We  expect  that  the  data   center   selection   process   will  take
         approximately   one   month   and  will  run   concurrently   with  the
         Specification and High-Level Design Task described above.

     * DESIGN OF WEB INTERFACES: The usability of our web site and its visual appeal are very important to the success of our Internet-based services. We will hire a web interface designer to work with our directors on the layout of the web pages and to optimize how the web pages interact with the user. We expect that this task will take approximately two months to complete.

     * SURF A MOVIE WEBSITE DEVELOPMENT: Our web site will contain information to help an entity evaluate our solution to open an online movie rental business. It will enable the entity to sign up for our service. Once they sign up and payment is made via PayPal, an account will be created, which will be protected by a user specific username and password. Our customers will be able to login to their portal through our web site and proceed with the creation of their online store. Our web site will also contain examples and templates of video stores. We anticipate that the development of our website will take approximately one month to complete.

     * CUSTOMER PORTAL DEVELOPMENT: When a web site visitor wishes to make a purchase (i.e., rent a video from the online video store) he or she will be required to create a user or a customer account which will be protected by a password of his or her choice. After the account is created, he or she will be able to proceed to make the payment for their video selection(s). As soon as a payment confirmation is generated from PayPal, the purchased videos will be available for download for a limited period of time. The customer will be able to login to his or her account and download the videos within the specified period. The next time the customer wishes to make a purchase, he or she will simply have to login to their existing account. We anticipate that it will take approximately one month to develop the customer portal feature.

     * STORE OWNERS PORTAL DEVELOPMENT: Each video store owner who purchases one of our turn-key operations will be required to begin by completing the online registration form. We will review each online registration form for approval. Once approved, a "Business Owner's Account" will be created, and within the portal, the video store owners will find the necessary information and tools to create their store. They will be able to add and edit categories, add videos, description, trailer, top 10 list, top videos by category, etc...Helpful hints and instructions will be included in each step of the portal to assist the store owner in the set-up and maintenance phase of the online store. We expect that it will take approximately four months to develop the store owners' portal.

     * SURF A MOVIE ADMINISTRATIVE PORTAL DEVELOPMENT: This portal will allow us to approve or suspend an online video store if necessary. It will enable us to append notes to document our relationship and correspondence with each individual store owner. In addition, this feature will automatically calculate the amount of rental revenue (minus fees) that we owe to a store owner. Further, it will enable our directors and staff to access a wide range of reporting related to sales and where end users are coming from. We expect that development of this feature will take approximately one month to complete.

     * DIGITAL RIGHTS MANAGEMENT: We will be implementing Microsoft Digital Right Management ("DRM") system to prevent the copying and exchange of copies of online movies between multiple persons, in an effort to protect the intellectual property of the video store owners and their revenue stream. We expect that it will take approximately one month to implement the DRM with our site.

ACTIVITIES TO DATE

We were incorporated in the State of Nevada on December 18, 2007. We are a development stage company. From our inception to date, we have not generated any revenues and our operations have been limited to organizational matters, the development of our business, initial steps for the creation of our website and efforts related to becoming a public company.

Since our inception we have not made any purchases or sales, nor have we been involved in mergers, acquisitions or consolidations. However, management has done extensive research on the Internet and determined that:

     *    The market is ready for our type of service;
     * No direct competition in our niche exists - we could not find an equivalent product targeting the small business segment;
     *    The technological challenges are surmountable; and
     * The cost of implementation and delivery of service is modest for a company of our size.

We filed a Registration Statement on Form S-1 (File No. 333-156480) (the "Registration Statement") with the United States Securities and Exchange Commission (the "SEC") to register our offering of a minimum of 400,000 (the "Minimum Shares") and a maximum of 600,000 (the "Maximum Shares") shares of our common stock (the "Shares") at an offering price of $0.10 per share (the Offering"). The Registration Statement was declared effective by the SEC on February 12, 2009.

Our directors have already begun discussions with legal counsel, transfer agent and a Certified Public Accounting firm to ensure that we will meet all the compliance and disclosure requirements of being a public company. An office space has been located in a shared facility that offers us room to grow if the need arises within year two and going forward.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the twelve months after the Offering is completed.

                                       Minimum         Average         Maximum
                                       -------         -------         -------
Accounting & Legal                   $ 8,000.00      $ 8,000.00      $ 8,000.00
Transfer Agent                       $ 2,500.00      $ 2,500.00      $ 2,500.00
Server Leasing & hosting             $ 3,100.00      $ 3,100.00      $ 3,100.00
Additional Data Traffic              $   400.00      $   400.00      $   400.00
Product Development                  $14,900.00      $17,250.00      $19,400.00
Telephone                            $   200.00      $   200.00      $   200.00
Web hosting                          $    60.00      $    60.00      $    60.00
Corporate and marketing collateral   $ 2,450.00      $ 2,450.00      $ 2,450.00
Marketing                            $ 3,000.00      $ 6,000.00      $13,000.00
Sales Support Staff                  $     0.00      $ 2,800.00      $ 2,800.00
Office Equipment                     $ 1,200.00      $ 2,000.00      $ 2,000.00
Office Rental                        $ 2,280.00      $ 2,280.00      $ 2,280.00
Office Supplies                      $ 1,200.00      $ 1,600.00      $ 1,800.00
Misc. Expenditure                    $ 7,100.00      $ 1,360.00      $ 2,010.00
                                     ----------      ----------      ----------

TOTAL                                $40,000.00      $50,000.00      $60,000.00
                                     ==========      ==========      ==========

MILESTONES

Below is a brief description of our planned activities which we expect to commence immediately after the Offering is completed and the proceeds have been received and accepted.

MONTHS 1 TO 3

     * hire a software development contractor and start work on the overall product design;

     * complete the development of specifications and the high level design for the product;
     *    sign an agreement with a web hosting company;
     *    hire a graphic web interface designer;
     *    launch an "information only" web site;
     * sign an agreement with a data center for the lease and co-location of computer server; and
     *    move into shared office space and buy office supplies.


MONTHS 4 TO 6

     * Finalize corporate and marketing materials, such as brochures, letter heads, email and letter templates, and the like.
     * finalize the work on the web interfaces and the feel and look of the website;
     * work with the contractor on the development of the website and software;
     *    review targeted "milestones" and adjust workloads, if necessary;
     * commence the Google Adwords advertising campaign to attract potential video store owners;
     *    prepare marketing contracts for the video store owners; and
     * monitor the hits on our web site and arrange for follow up with marketing contacts.

MONTHS 7 TO 9

     *    Continue work on all development of all portals;
     *    evaluate  online ads,  increase  the  frequency  and  monitor  results weekly;
     *    begin work on training documentation for the video store owners;
     *    review  targeted  "milestones"   timetable  and  adjust  workload,  if
          necessary; and
     * begin discussions with four to six prospective beta customers for testing.

MONTHS 10 TO 12

     * Complete development of website, software and all intended features and functions;
     * conduct our Beta trial and complete modifications to our product trials with several beta customers;
     *    correct any detected discovered defects;
     *    interview and hire sales support staff to start work in month eleven;
     *    promote the upcoming official of our site in Google online ads; and
     *    launch the product in month 12.

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception) through December 31, 2008. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be approximately twelve months following the completion of the Offering. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 18, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At December 31, 2008, we had a working capital of $5,775, total assets of $13,625 which included cash of $13,465, and total liabilities of $7,850.

In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is between $40,000 (upon closing of the Minimum Shares) and $60,000 (upon sale of the Maximum Shares), which is the amount we expect to raise in the Offering. These estimated expenditures are described in detail above under "Expenditures." The Offering commenced immediately following the effective date of the Registration Statement, on February 12, 2009, and will continue for a period of 180 days, or until the minimum level of funding have been raised. We have not yet closed the sale of the Minimum Shares, and there can be no assurance that we will be able to do so. We may extend the Offering for an additional 90 days, at our sole discretion.

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $13,465 will be extinguished by April 2009 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues beginning approximately three months following the launch of our website or approximately fifteen months from the completion of the Offering.

We have not yet generated any revenue from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements, following the Offering, for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit                                     Description
-------                                     -----------

  3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

  3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

  4.1       Specimen  Common  Stock  Certificate  (incorporated  by reference to
            Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

Exhibit                                     Description
-------                                     -----------

 10.1 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Ufuk Turk (incorporated by reference to Exhibit
            10.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

 10.2 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Fadi Zeidan (incorporated by reference to Exhibit
            10.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

 10.3 Form of Subscription Agreement to be entered into in connection with the Offering (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-156480) filed February 5, 2009).

 31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURF A MOVIE SOLUTIONS INC.


By: /s/ Fadi Zeidan
    -------------------------------------------------------------------
    Fadi Zeidan, President, Secretary, Treasurer and Director
    (on behalf of the Registrant and as the Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2009

                                INDEX TO EXHIBITS

Exhibit                                     Description
-------                                     -----------

  3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

  3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

  4.1       Specimen  Common  Stock  Certificate  (incorporated  by reference to
            Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

 10.1 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Ufuk Turk (incorporated by reference to Exhibit
            10.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

 10.2 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Fadi Zeidan (incorporated by reference to Exhibit
            10.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

 10.3 Form of Subscription Agreement to be entered into in connection with the Offering (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-156480) filed February 5, 2009).

 31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.