Form 10-Q
period 2009-03-31
SURF A MOVIE SOLUTIONS INC
filed 2009-05-14
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 common shares issued and outstanding as at May 14, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.  Financial Statements - Unaudited                                3

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                   14

     Item 4T. Controls and Procedures                                        14

PART II. Other Information:

     Item 1.  Legal Proceedings                                              14

     Item 1A. Risk Factors                                                   14

     Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                                   14

     Item 3.  Defaults Upon Senior Securities                                14

     Item 4.  Submission of Matters to a Vote of Security Holders            14

     Item 5.  Other Information                                              14

     Item 6.  Exhibits                                                       15

Signatures                                                                   16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2009
(Unaudited)

                                                               March 31,        September 30,
                                                                 2009               2008
                                                               --------           --------
ASSETS

Cash                                                           $ 10,040           $ 16,280
Prepaid expenses                                                    870              2,700
                                                               --------           --------

Total Assets                                                   $ 10,910           $ 18,980
                                                               ========           ========

LIABILITIES

Accounts payable and accrued liabilities                       $ 11,975           $  4,854
                                                               --------           --------

Total Liabilities                                                11,975              4,854
                                                               --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock authorized -
  50,000,000 common shares with a par value of $0.001
  4,000,000 common shares issued and outstanding                  4,000              4,000
Additional paid in capital                                       16,000             16,000
Deficit accumulated during the development stage                (21,065)            (5,874)
                                                               --------           --------

Total Stockholders' Equity (Deficit)                             (1,065)            14,126
                                                               --------           --------

Total Liabilities and Stockholders' Equity (Deficit)           $ 10,910           $ 18,980
                                                               ========           ========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Expenses
For the Three Months Ended March 31, 2009 and March 31, 2008
Period From Inception (December 18, 2007) to March 31, 2008 and March 31, 2009 (Unaudited)

                                                                                       Period from         Period from
                                                                                        Inception           Inception
                                    Three Months    Three Months    Six Months     (December 18, 2007)  (December 18, 2007)
                                       Ended           Ended          Ended                to                   to
                                      March 31,       March 31,      March 31,          March 31,            March 31,
                                        2009            2008           2009               2008                 2009
                                     ----------      ----------     ----------         ----------           ----------
Expenses:
  General and administrative         $    6,839      $      685     $   15,191         $      685           $   21,065
                                     ----------      ----------     ----------         ----------           ----------

Net (loss)                           $   (6,839)     $     (685)    $  (15,191)        $     (685)          $  (21,065)
                                     ==========      ==========     ==========         ==========           ==========

Basic and diluted (loss) per
 common share                        $    (0.00)     $    (0.00)    $    (0.00)        $    (0.00)
                                     ==========      ==========     ==========         ==========

Weighted average number of common
 shares outstanding                   4,000,000       4,000,000      4,000,000          4,000,000
                                     ==========      ==========     ==========         ==========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2009
For the period from Inception (December 18, 2007) to March 31, 2008 For the period from Inception (December 18, 2007) to March 31, 2009 (Unaudited)

                                                                         Period from         Period from
                                                                          Inception           Inception
                                                      Six Months     (December 18, 2007)  (December 18, 2007)
                                                        Ended                to                   to
                                                       March 31,          March 31,            March 31,
                                                         2009               2008                 2009
                                                       --------           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                           $(15,191)          $   (685)            $(21,065)
  Adjustments to reconcile net loss to net
   cash used in operating Activities:
     Prepaid expenses                                     1,830                 --                 (870)
     Accounts payable and accrued liabilities             7,121                 --               11,975
     Due to stockholder                                      --                685                   --
                                                       --------           --------             --------

Net Cash used in operating activities                    (6,240)                --               (9,960)
                                                       --------           --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                              --                 --               20,000
                                                       --------           --------             --------

Net cash provided by financing activities                    --                 --               20,000
                                                       --------           --------             --------

Net change in cash                                       (6,240)                --               10,040
Cash, beginning of period                                16,280                 --                   --
                                                       --------           --------             --------

Cash, end of period                                    $ 10,040           $     --             $ 10,040
                                                       ========           ========             ========

Supplemental information:
  Taxes paid                                           $     --           $     --
                                                       --------           --------
  Interest paid                                        $     --           $     --
                                                       --------           --------


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to March 31, 2009, we have incurred accumulated net losses of $21,065. As of March 31, 2009, we had $10,910 in current assets and current liabilities of $11,975.

RESULTS OF OPERATIONS

From the date of our incorporation on December 18, 2007 to March 31 2009, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED WITH THE PERIOD THREE MONTH PERIOD ENDED MARCH 31, 2008.

We experienced an operating loss of $6,839 for the three month period ended March 31, 2009 compared to operating losses of $685 for the three month period ended March 31, 2008 and operating losses of $21,065 since inception (December 18, 2007) to March 31, 2009. The principal component of the increase was due to accounting and audit fees that we incurred during the quarter ended March 31, 2009 relating to our efforts in becoming a public company.

SIX MONTH PERIOD ENDED MARCH 31, 2009 COMPARED WITH THE PERIOD FROM INCEPTION TO MARCH 31, 2008.

We experienced an operating loss of $15,191 for the six month period ended March 31, 2009 compared to operating losses of $685 for the period from inception to March 31, 2008 and operating losses of $21,065 since inception (December 18, 2007) to March 31, 2009. The principal component of the increase was due to accounting and audit fees that we incurred relating to our efforts in becoming a public company.

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

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception) through March 31, 2009. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be approximately twelve months following the completion of the Offering. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 18, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At March 31, 2009, we had a working capital deficiency of $1,065, total assets of $10,910 which included cash of $10,040, and total liabilities of $11,975.

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

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $10,040 will be extinguished by April 2009 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues beginning approximately three months following the launch of our website or approximately fifteen months from the completion of the Offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

Date: May 14, 2009

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