Form 10-Q
period 2009-06-30
SURF A MOVIE SOLUTIONS INC
filed 2009-08-12
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 common shares issued and outstanding as at August 12 2009.

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

                          Surf A Movie Solutions Inc.
                         (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                June 30,         September 30,
                                                                  2009               2008
                                                                --------           --------
ASSET

Cash                                                            $  3,564           $ 16,280
Prepaid expenses                                                   1,620              2,700
                                                                --------           --------

Total Assets                                                    $  5,184           $ 18,980
                                                                ========           ========

LIABILITY

Accounts payable and accrued liabilities                        $  2,604           $  4,854
Stock Payable                                                      7,000                 --
                                                                --------           --------

Total Liabilities                                                  9,604              4,854
                                                                --------           --------

STOCKHOLDERS` EQUITY (DEFICIT)
  Common stock authorized -
   50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,000,000 common shares                                         4,000              4,000
  Additional paid in capital                                      16,000             16,000
  Deficit accumulated during the development stage               (24,420)            (5,874)
                                                                --------           --------

Total Stockholders' Equity (Deficit)                              (4,420)            14,126
                                                                --------           --------

Total Liabilities and Stockholders' Equity (Deficit)            $  5,184           $ 18,980
                                                                ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                                                             Period from
                                           Three Months    Three Months     Nine Months     Nine Months       Inception
                                              Ended           Ended           Ended           Ended       (Dec. 18, 2007) to
                                             June 30,        June 30,        June 30,        June 30,          June 30,
                                               2009            2008            2009            2008              2009
                                            ----------      ----------      ----------      ----------        ----------
Revenue                                     $       --      $       --      $       --      $       --        $       --

Expenses:
  General and administrative                     3,355             685          18,546             685            24,420
                                            ----------      ----------      ----------      ----------        ----------

Net (loss) before income taxes                  (3,355)           (685)        (18,546)           (685)          (24,420)

Provision for income taxes                          --              --              --              --                --
                                            ----------      ----------      ----------      ----------        ----------

Net (loss)                                  $   (3,355)     $     (685)     $  (18,546)     $     (685)       $  (24,420)
                                            ==========      ==========      ==========      ==========        ==========

Basic and diluted (loss) per common share           (a)             (a)             (a)             (a)
                                            ==========      ==========      ==========      ==========
Weighted average number of common shares
 outstanding                                 4,000,000       4,000,000       4,000,000       4,000,000
                                            ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

                                                                         Period from           Period from
                                                     Nine Months          Inception             Inception
                                                       Ended          (Dec. 18, 2007) to    (Dec. 18, 2007) to
                                                      June 30,             June 30,              June 30,
                                                        2009                 2008                  2009
                                                      --------             --------              --------
OPERATING ACTIVITIES
  Net loss                                            $(18,546)            $   (685)             $(24,420)
  Changes in assets and liabilities:
    Prepaid expenses                                     1,080                   --                (1,620)
    Accounts payable and accrued liabilities            (2,250)                  --                 2,604
                                                      --------             --------              --------

Cash used in operating activities                      (19,716)                  --               (23,436)
                                                      --------             --------              --------

FINANCING ACTIVITIES
  Due to stockholder                                     7,000                  685                 7,000
  Proceeds from the sale of stock                           --                   --                20,000
                                                      --------             --------              --------

Cash provided by financing activities                    7,000                  685                27,000
                                                      --------             --------              --------

Net change in cash                                     (12,716)                  --                 3,564
Cash, beginning of period                               16,280                   --                    --
                                                      --------             --------              --------

Cash, ending of period                                $  3,564             $     --              $  3,564
                                                      ========             ========              ========

Supplemental information:
  Taxes paid                                          $     --             $     --
                                                      --------             --------
  Taxes paid                                          $     --             $     --
                                                      --------             --------

                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Surf a Movie Solutions have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Surf a Movie Solution's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the form 10-K have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of June 30, 2009, Surf a Movie Solutions has not generated any revenue since inception and has accumulated losses of $24, 420. The continuation of Surf a Movie Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Surf a Movie Solutions' ability to continue as a going concern.

NOTE 3- STOCK PAYABLE

During the quarter ended June 30, 2009 the company received proceeds of $7,000 for 70,000 shares of common stock which has not been issued as of the date of the filing and therefore is recorded as a stock payable.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to June 30, 2009, we have incurred accumulated net losses of $24,420. As of June 30, 2009, we had $5,184 in current assets and current liabilities of $9,604.

RESULTS OF OPERATIONS

From the date of our incorporation on December 18, 2007 to June 30 2009, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED WITH THE PERIOD THREE MONTH PERIOD ENDED JUNE 30, 2008.

We experienced an operating loss of $3,355 for the three month period ended June 30, 2009 compared to operating losses of $685 for the three month period ended June 30, 2008 and operating losses of $24,420 since inception (December 18, 2007) to June 30, 2009. The principal component of the increase was due to accounting and audit fees that we incurred during the quarter ended June 30, 2009 relating to our efforts in becoming a public company.

NINE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED WITH THE PERIOD FROM INCEPTION TO JUNE 30, 2008.

We experienced an operating loss of $18,546 for the nine month period ended June 30, 2009 compared to operating losses of $685 for the period from inception to June 30, 2008 and operating losses of $24,420 since inception (December 18, 2007) to June 30, 2009. The principal component of the increase was due to accounting and audit fees that we incurred relating to our efforts in becoming a public company.

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

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception) through June 30, 2009. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be approximately twelve months following the completion of the Offering. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 18, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At June 30, 2009, we had a working capital deficiency of $4,420, total assets of $5,184 which included cash of $3,564, and total liabilities of $9,604.

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

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $3,564 will be extinguished by September 2009 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues beginning approximately three months following the launch of our website or approximately fifteen months from the completion of the Offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date: August 12, 2009

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