Form 10-K
period 2009-09-30
SURF A MOVIE SOLUTIONS INC
filed 2009-12-23
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-156480

                           SURF A MOVIE SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-1973257
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

#149, 19744 Beach Boulevard, Huntington Beach, CA                  92648
     (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (714) 475-3516

              Securities registered under Section 12(b) of the Act:

       None                                                N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 23, 2009, there were 4,410,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
           PART I
ITEM 1.    Business                                                           4
ITEM 1A.   Risk Factors                                                       9
ITEM 1B.   Unresolved Staff Comments                                         14
ITEM 2.    Properties                                                        14
ITEM 3.    Legal Proceedings                                                 14
ITEM 4.    Submission of Matters to a Vote of Security Holders               14

           PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 14
ITEM 6.    Selected Financial Data                                           15
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk        21
ITEM 8.    Financial Statements and Supplementary Data                       22
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          29
ITEM 9A.   Controls and Procedures                                           29
ITEM 9B.   Other Information                                                 29

           PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance            30
ITEM 11.   Executive Compensation                                            31
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   32
ITEM 13.   Certain Relationships and Related Transactions, and Director
           Independence                                                      34
ITEM 14.   Principal Accounting Fees and Services                            34
ITEM 15.   Exhibits, Financial Statement Schedules                           35
           Signatures                                                        36

                                     PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", the "Company," "SURF" and "SURF A MOVIE" mean Surf A Movie Solutions Inc., unless otherwise indicated.

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on December 18, 2007. Since the inception of our business on December 18, 2007, we have engaged in the development of video applications. The address of our principal executive office is #149, 19744 Beach Boulevard, Huntington Beach, CA, 92648. Our telephone number is (714) 475-3516.

We are in the development stage of creating an easy to use and comprehensive solution that will enable our customers to open a video rental storefront on the Internet. Our product will enable video store customers to download rented movies to their computers to be played using Microsoft Media Player. We believe that online shopping has become a driving force in the continued growth of the Internet. We further believe that the ability to download movies and other forms of entertainment directly to personal computers will become an increasingly larger segment of the on-line shopping market. We plan to develop a turn-key online video store operation that will allow the store owner to stock the various types of movies he or she chooses to offer to his or her customers on a pay-per-view basis.

Online videos currently available cover a wide range of titles from home movies to premium quality movies. We believe, although no assurance can be given, that the use of online videos will continue to increase in popularity and sophistication and as such, we believe our plan to offer turn-key web sites for online video businesses is set to launch at the right time in history.

We plan to charge an initial fee of $1,000 to our online customers wishing to launch online video rental stores. We will also be receiving 20% of the revenue from rentals generated by our customers' online video stores. We will provide our customers with the infrastructure to launch their businesses and subsequently earn a portion of revenue from each downloaded video from their web site. We believe, although no assurance can be given, that this business model will establish a number of ongoing revenue streams that will contribute to our long-term growth.

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to September 30, 2009, we have incurred accumulated net losses of $28,490. As of September 30, 2009, we had $10,864 in current assets and $3,354 in current liabilities.

OUR SOFTWARE PRODUCT

We intend to develop software and infrastructure to enable our customers to set-up their own Internet-based video rental store, through which our customers' clients will be able to rent a movie and download it to their computer to view it. We plan to use Microsoft's Digital Rights Management ("DRM") tool to protect videos from being pirated, copied by other users or played indefinitely. Once a customer subscribes to license an online video store through our site, a portal will automatically be created for them with which they can create their online video store. Customers wishing to sign up for our "turn-key" online video store will start with a basic model and be able to add optional services and customize their website based on the scope of the movie selection and volume of activity levels. Each online video store will include a template which will include the following:

     * A home page that will highlight information such as movies chosen by the store owner, top ten movies, the available video categories, information about the video store company, etc.;
     * Each video category will have its own home page, which can list the videos in alphabetical order, popularity or price. An optional recommendation list also will be displayed;
     * Each page will have the store owner's branding: the top of each page will be reserved for a banner that the video store owner chooses;
     * A password protected log-in page will be available for the video store customers;
     *    Shopping Cart with PayPal link;
     *    Search function to browse the inventory by keyword;
     *    Video download instructions for the video store customers;
     *    Video upload instructions for the video store owner;
     *    Movie reviews;
     *    Newsletter that includes quarterly survey of competitor prices;
     *    Suggestions on how to attract online advertisers;
     *    Terms and Conditions & Privacy information;
     *    Information about Surf a Movie, Inc.;
     *    Email contact and optional telephone support;

     *    DRM software; and
     * An administrative interface where the store owner can access sale and customer information. In this interface they will be able to build the store and add features and categories.

Our "turn-key" web site will allow the video store owner to add, edit and remove video descriptions in an easy to use format. Each web site will be modular in form allowing the web site owner to add as much or as little content as they like as well as add or delete sections or movie titles and other information.

HOME PAGE

The store owner will be able to choose from various designs for their home pages for their online stores. These pages will be customizable by the video store owner using their administrative interface.

TOP OF PAGE BANNER

Web pages use a variety of "top of page" banner spaces for brand name and corporate identification. The video store owner will be able to choose from several top of page formats that allow customization such as adjusting length of the banner across the page, the width of the banner, fonts and the option to have text only or the ability to insert a graphic image or icon.

SIGN-IN PAGE FOR THE VIDEO STORE CLIENTS

The sign-in page will feature a registration area for the new video store clients and login for existing clients. The login area will be password protected and will contain a "Forgot your Password" retrieval function. Once the subscriber signs in, he or she will be directed to his or her own web page where he or she can review previous selections and move onto browsing and ordering more movies. New clients will be required to register with the video store owner before making a purchase.

SHOPPING CART

We plan to use an open source code for our shopping cart that is available on the Internet at no cost in order to keep our own development costs within budget. "Open source" means that the source code for our site will be available to the general public for use and/or modification from our original design free of charge. The shopping cart will be integrated with the PayPal payment system. PayPal is recognized internationally as the global leader in secure online order processing. There are no set up fees and a graduated payment fee based on the level of business activity. Paypal will be the sole method of payment by video store customers for rental of their videos. We will collect all payments from the video store customers and deposit into the video store owner's PayPal account an appropriate share of revenue on a monthly basis, less applicable costs.

ADD / DELETE CATEGORY

This section will allow the video store owner to add or delete category sections within the web site. Each category will be situated along the left hand column for ease of use by the video store owner.

SEARCH FUNCTION

The search function will allow the video store customer to search the content of the site. We plan to position a search window near the top of the page in the main viewing area of each web page. Search results will be displayed using a contemporary search engine that searches the content of the site including current inventory and the "Coming Soon" section.

VIDEO DOWNLOAD INSTRUCTIONS

When the video store customers decide to buy a movie, they will first be required to add it to their shopping cart. When they have completed their selections and made payment through PayPal, they will be able to proceed and download their selection. Step-by-step instructions will assist the customer in downloading and playing their selection.

VIDEO UPLOAD INSTRUCTIONS

Video store owners will be provided with video upload instructions to which they can refer when adding new content to their web site. Videos will be available only in Microsoft Media Player-compatible formats. This area will instruct the video store owner which type of video formats are compatible with our DRM software. It will also provide a step-by-step instruction for uploading movies.

The video store owner will be charged a monthly fee based on the amount of storage capacity they use for their inventory of online videos. Typically each full length movie requires 0.5-1 giga byte ("GB") of storage capacity on the hard drive of our computer system (the exact amount of storage will depend on the length and resolution of the video). The cost to the video store owner to store one GB of storage will be $1.00 per month.

MOVIE REVIEWS

This is a popular choice with many online stores selling products to end users and is an optional feature that the video store owner may wish to include. Administrative functionality will allow the video store owner to add or delete movie reviews at their discretion.

TOP 10 DOWNLOADED VIDEOS AND MOVIES

An optional Top 10 list of downloaded videos and movies will be included. Many people expect to see this type of information to help guide them in the selection and browsing of online content. Administrative functionality will allow the video store owner to make changes to the list at any time, include hyperlinks that go directly to the full web page that can features a movie trailer or short video clip sample of the movie for the customer's review.

TOP DOWNLOADED MOVIES BY CATEGORY

An optional section we will make available to the video store owner is the "Top Downloaded Videos" and/or "Movies by Category." As with the other add-ons, this section includes administrative functions to add and delete content.

QUARTERLY NEWSLETTER

We will publish a Quarterly Newsletter that will be distributed free of charge to each video store owner that will discuss the latest and incoming features. The newsletter will also discuss techniques that will help drive more traffic to a video store owner's web site. Additionally, our video store owner will be able to send out a periodic newsletter (not exceeding one per month) updating customers to and recent changes and new video arrivals. This newsletter will be sent to video store customers who elect to receive this service.

TERMS AND CONDITIONS

The Terms and Conditions section will appear at the bottom of the home page for every online video store. There will be rules which will prohibit video store owners from sharing their customer's email address and other private contact information. An embedded link will direct inquires or complaints to our Company's directors who will have the authority to revoke a video store owners' license to operate an online video store with us. Video store customers will be provided with a notice that their privacy will not be compromised and to contact us directly if they feel this has been compromised or that the video store owner has engaged in any illegal or unethical activities.

EMAIL CONTACT AND OPTIONAL TELEPHONE SUPPORT

Our turn-key operation will include email contact information for the video store owner that they can display throughout the web site for customers and general inquiries.

An optional telephone support service will be available for those video store owners that would like to offer this service. We plan to outsource this function to an offshore company that can provide this type of customer service in modular blocks of 12 - 18 or 24 hour per day coverage, seven days a week. This will be an additional cost item and pricing will be based on the level of coverage the video store owner seeks. We have not finalized our pricing structure for this service as of yet and we have not included it in our financial projections.

TECHNICAL AND CUSTOMER CARE SECTION

Each store will come with a technical and customer support section. The technical support section will be the same for all stores. The customer support section is customizable by the store owner. This support section will have frequently asked questions, trouble shooting suggestions, and general information about the service.

DIGITAL RIGHTS MANAGEMENT SOFTWARE

We will use Microsoft DRM to protect the video content of our video store owner clients from piracy and to enforce viewing rules. This will protect the content of our video store owners and their partners from being pirated.

REPORTING

Our customers will have access in their portal to powerful reporting tools. They will be able to generate sales reports daily, weekly, monthly and on customized schedules. The video store owners will be able to determine their customers' locations and their purchasing patterns. We believe this type of information will help determine the most advantageous marketing and sales channels.

Each video store owner will be required to set up a merchant account with PayPal.com, the same online order processing company that we plan to integrate with the shopping cart inside the online movie web sites. Video store owners will be charged a weekly fee for storage capacity of their online movie inventory. The video store owners will also receive, through PayPal, their revenue share generated from movie rental.

MARKETING & SALES STRATEGY

The use of Internet is continuing to evolve as a global platform for doing business. We believe our concept of having a turn-key style of business for online video stores is one that fits well with the emerging trends of e-commerce and the continuing growth of the world wide web. We intend to use a multi-prong strategy to reach our target audience. Our major focus in the first year will be to use Google Adwords program in order to drive traffic to our own web site.

Continuous updates to the home page of our web site will encourage web visitors to return over and over again. Another marketing tactic we will use will be to offer free online seminars on how to start and run an online video store. We will use a series of in-house press releases to the media to provide the details including date, times and how to sign up for free to attend web seminar. We will be able to use the home page of our web site to promote these seminars that will start in November 2010 and run once per quarter or more often if an increased level of interest in such seminars is demonstrated.

We also intend to develop an email distribution list. We will send our quarterly newsletter, major announcements and press releases to those on our list. Video store customers will also be able to receive the newsletter. We will also target web sites, blogs, discussion forums that are frequented by independent video producers.

We have started compiling a list of web sites, newsletters and magazines that are relevant to our industry and expect that this is done in January 2010.

OUR COMPETITION

Our analysis of the market suggests that the online movie download industry is an emerging market. Our research shows that there are several companies offering video rental on the Internet. Some of these online outlets (such as http://www.blockbuster.com, http://www.netflix.com/, http://www.zip.ca) rent programming and send them through the regular mail. We do not consider these to be direct competitors to us or to our video store customers.

Other online outlets (such as http://www.bellvideostore.ca, http://www.blockbuster.com/download and http://www.real.com) offer movie and video rental with the rented programming downloaded to the customer's computer. While these companies may be deemed to be direct competitors of our customers, we do not perceive such companies to be our competitors as they do not rent or sell their software or services to enable third parties to engage in this type of business.

There are several companies (such as Akamai Technologies Inc.) that offer video hosting for customers. However, it does not offer a complete turn-key solution and are simply video storage services that cater to individuals and businesses who want to make their video available to the public.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our product will be over the internet.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The nature of our product is such that it does not typically result in dependence on one or a few major customers. Our website will be available to the general public over the Internet. As our licensing fees for those who want to own an online video store, and our monthly rental charges will be priced for mass market consumption, we do not anticipate dependence on one or a few major customers for the foreseeable future.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We have developed a software product and intend to protect our software product with copyright and trade secrecy laws. Beyond our trade name and our software product, we do not hold any other intellectual property.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

Existing government regulations governs the distribution of video content and copyrights. The Digital Millennium Copyright Act (the "DMCA") is a United States copyright law that was signed in 1998 to extend the reach of copyright, while limiting the liability of the providers of on-line services for copyright infringement by their users. The DMCA criminalizes production and dissemination of technology, devices, or services intended to circumvent measures (commonly known as Digital Rights Management or DRM) that control access to copyrighted works. The DMCA further criminalizes the act of circumventing an access control, whether or not there is actual infringement of copyright laws itself and heightens the penalties for copyright infringement on the Internet..

DMCA Title II, the Online Copyright Infringement Liability Limitation Act (the "OCILLA"), creates a safe harbor for online service providers (OSPs, including
ISPs) against copyright liability provided they adhere to and qualify for certain prescribed safe harbor guidelines. OCILLA requires such OSPs to promptly block access to material that allegedly infringes upon the copyrights of third parties (or remove such material from their systems) upon receipt of notification claiming infringement from a copyright holder or the copyright holder's agent. OCILLA also includes a counter-notification provision that offers OSPs a safe harbor from liability to their users, if the material in fact does not infringe upon the copyrights of others.

We intend to fully comply, and will take the necessary measures to ensure that our customers also comply, with the provisions of DMCA. Further, when appropriate, we intend to avail of the safe harbor protection provided under the OCILLA.Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business, or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

     *    Sales and other taxes;
     *    User privacy;
     *    Pricing controls;
     *    Characteristics and quality of products and services;
     *    Consumer protection;
     *    Libel and defamation;

     *    Copyright, trademark and patent infringement; and/or
     *    Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our products and services in accordance with our business plan.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have plans to undertake certain research and development activities during the next twelve months of operation related to the development of the software and our website, which we anticipate will cost approximately $17,000. For a detailed description of our plans, see "Plan of Operation" in Item 7 below.

EMPLOYEES

As of December 23, 2009, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and two Directors provide services to us on an as-needed basis.

ITEM 1A. RISK FACTORS

                      RISK FACTORS RELATED TO OUR BUSINESS

WE ARE UNCERTAIN OF OUR ABILITY TO CONTINUE AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO OPERATE IN THE FUTURE.

To date, we have completed only the initial stages of our business plan and we can provide no assurance that we will be able to generate a sufficient amount of revenue, if at all, from our business in order to achieve profitability. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our Company.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

We were incorporated on December 18, 2007. Our website is not complete, we have no customers, and have not earned any revenues. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our primary business activities will, at this time, be focused on the development of our website and the sale of online video store outlets. Although we believe that our business plan will have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.

OUR BUSINESS WILL FAIL IF WE ARE UNABLE TO DEVELOP OUR ONLINE VIDEO STORE WEBSITE OR IMPLEMENT OUR BUSINESS PLAN SUCCESSFULLY.

The success of our business plan is dependent on the development of our online video store website. We may not be able to develop this website in a timely manner. In addition, the success of our business plan is dependent upon the market acceptance of our website and the services offered thereby. Our business will fail if we can not successfully implement our business plan, or develop our website or successfully market our product and capabilities.

WE EXPECT TO SUFFER LOSSES IN THE IMMEDIATE FUTURE.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our website and our business. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN OR STAY IN BUSINESS WITHOUT ADDITIONAL FUNDING.

Our ability successfully to develop our online video store website and eventually to sell online video stores to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. We may require additional financing through issuance of debt and/or equity in order to establish profitable operations. Such financing, if required, may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OR INACCURATE, OUR BUSINESS WILL FAIL AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures for legal and accounting services, including those we expect to incur as a publicly reporting company, for website development and administrative expenses, which management estimates to be $40,000 over the next twelve months. If such estimates are erroneous or inaccurate, or we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and you could lose your entire investment.

THE POPULARITY OF THE INTERNET FOR VIEWING VIDEOS AND VIDEO RELATED SERVICES MAY DECREASE OR FAIL TO GROW, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The use of the Internet for viewing videos and video related services has rapidly developed over the years. As is common for any rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is also difficult to predict the industry's future growth rate, if any. If the popularity of the Internet for viewing videos declines, fails to develop or develops more slowly than expected, or our website does not achieve or sustain market acceptance, our results of operations and financial condition could be materially and adversely affected.

ANY SIGNIFICANT DISRUPTION IN SERVICE ON OUR WEBSITE COULD RESULT IN A LOSS OF CUSTOMERS.

Our plans call for our customers to access our service through our website. Our reputation and ability to attract, retain and serve our customers will be dependent upon the reliable performance of our website, network infrastructure and fulfillment processes. Interruptions in these systems could make our website unavailable and hinder our ability to make our customers on-line video store available. Service interruptions or the unavailability of our website could diminish the overall attractiveness of our subscription service to existing and potential customers.

Our servers will likely be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations and loss, misuse or theft of data. It is likely that our website will periodically experience directed attacks intended to cause a disruption in service, which is not uncommon for web-based businesses. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our website or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

ADVANCEMENT IN TECHNOLOGY MAY HINDER OUR ABILITY TO KEEP PACE WITH THE INDUSTRY OF SUPPLYING ONLINE VIDEOS.

Online movies are produced in a variety of formats, which continually change as technology advances. We face the risk of not being able to maintain a level of technological sophistication needed effectively to compete in this market place, which may result in the failure of our business.

INTELLECTUAL PROPERTY CLAIMS AGAINST OUR CUSTOMERS, THE OPERATORS OF THE ON-LINE VIDEO RENTAL STORES, COULD EXTEND TO US.

Our customers will use the intellectual property of third parties in merchandising their products and at present, we do not have the necessary technology to monitor whether our customers are operating the on-line video stores in accordance with current anti-piracy legislation or regulations. This may adversely impact our ability to take the necessary measures to ensure that our customers also comply, with the provisions of The Digital Millennium Copyright Act (the "DMCA"). Further, it may also impact our ability to avail ourselves of the safe harbor protection provided under the DMCA Title II, the Online Copyright Infringement Liability Limitation Act (the "OCILLA").

In addition, actions on the part of our customers and their use of the intellectual property of others may result in a claim against our customers for infringement, misappropriation, misuse or other violation of third party intellectual property rights. Such claims may extend to us, either directly or under the doctrine of contributory infringement, and we may face costly litigation, diversion of technical and management personnel, and may be unable to use our website. If we are unable to obtain or develop sufficient technology to ensure that our customers do not infringe on the intellectual property of others, or to provide non-infringing alternative technology, our business and competitive position may be affected adversely. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements adjust our merchandizing or marketing activities or take other action to resolve the claims, including cessation of operations which are deemed to infringe. These actions, if required, may be unavailable on terms acceptable to us, costly or unavailable. As part of our effort to protect the intellectual property of others, we will make available on our website and on the site of each online video store a Copyright Infringement Notification form, for those who believe that their intellectual property rights are being infringed, to submit to us. Upon receipt of such forms, we will remove the allegedly infringing material from our customers' sites. Repeat offenders will have their stores closed indefinitely.

ANTI-PIRACY ISSUES HAVE BEEN AND WILL CONTINUE TO BE A MAJOR ISSUE BETWEEN PRODUCERS AND CONSUMERS AS THE AMOUNT OF VIDEO CONTENT BEING EXCHANGED ON THE INTERNET GROWS.

The introduction of Digital Rights Management ("DRM") systems was thought to resolve many of the issues related to unauthorized downloading and acquisition of music and video content. We believe DRM continues to be an option used by many vendors of movies to protect the intellectual capital of their investments. Although we plan to monitor the trends in the marketplace and make any necessary changes, unforeseen changes in piracy law may prevent us from competing effectively and our business may fail.

WE ARE IN A COMPETITIVE MARKET WHICH COULD IMPACT OUR ABILITY TO GAIN MARKET SHARE WHICH COULD HARM OUR FINANCIAL PERFORMANCE.

The business of maintaining websites to sell online videos is very competitive. Barriers to entry on the Internet are relatively low, and we face competitive pressures from numerous companies that have existed and been successful in this general market space for many years. There are a number of successful websites operated by proven companies that offer mail order video rentals, which may prevent us from gaining enough market share to become successful. These competitors have existing customers that may form a large part of our customers' targeted clients and such targeted clients may be hesitant to switch over from already established competitors to our customers. If we cannot gain enough market share, our business and our financial performance will be adversely affected.

WE ARE A SMALL COMPANY WITH LIMITED RESOURCES RELATIVE TO OUR COMPETITION AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

Our competitors' online video stores have longer operating histories, greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors will have greater credibility with our clients' potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their online video stores than we or our clients can to ours. Therefore, we may not be able to compete effectively and our business may fail.

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCT AND ONGOING OPERATIONS.

The development of our website and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business. The loss of the services of either of our officers could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

                       RISKS RELATING TO OUR COMMON STOCK

THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCE THAT ANY PUBLIC MARKET WILL DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING.

There has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop, or, if developed, be sustained. We intend to identify a market maker to file an application with the Financial Industry Regulatory Authority ("FINRA") to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker who is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize.

If our securities are not eligible for initial quotation, or if quoted, are not eligible for continued quotation on the Over-the-Counter Bulletin Board or a public trading market does not develop, purchasers of our common stock may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

BECAUSE WE WILL BE SUBJECT TO "PENNY STOCK" RULES ONCE OUR SHARES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL THE SHARES OFFERED BY THIS PROSPECTUS.

If you purchase shares of our common stock, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

IF QUOTED, THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH MAY SUBSTANTIALLY INCREASE THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

     *    variations in quarterly operating results;
     * our announcements of significant contracts and achievement of milestones;
     *    our relationships with other companies or capital commitments;
     *    additions or departures of key personnel;
     *    sales of common stock or termination of stock transfer restrictions;
     *    changes in financial estimates by securities analysts, if any; and
     *    fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

OUR INSIDERS BENEFICIALLY OWN 90.70% OF OUR ISSUED AND OUTSTANDING STOCK, AND ACCORDINGLY, HAVE CONTROL OVER STOCKHOLDER MATTERS, THE COMPANY'S BUSINESS AND MANAGEMENT.

As of December 23, 2009, our executive officers and directors beneficially own 4,000,000 shares of our common stock in the aggregate, or approximately 90.70% of our issued and outstanding common stock. Mr. Fadi Zeidan, our President, Treasurer, Secretary and a director, owns 58.96% or 2,600,000 shares of the Company's common stock issued and outstanding. Mr. Ufuk Turk, a director, owns 1,400,000 shares, equivalent to 31.75%, of our issued and outstanding common stock.

 As a result, our executive officers, directors and affiliated persons will have significant influence to:

     *    elect or defeat the election of our directors;
     *    amend or prevent amendment of our articles of incorporation or bylaws;
     * effect or prevent a merger, sale of assets or other corporate transaction; and
     * affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company's business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK, HOLDERS OF OUR COMMON STOCK MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

FUTURE ADDITIONAL ISSUANCES OF OUR SHARES OF COMMON STOCK MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 50,000,000 shares of common stock, of which 4,410,000 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any future additional issuances of our common stock will result in immediate dilution to our existing shareholders' interests, which may have a dilutive impact on our existing shareholders, and could negatively affect the value of your shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own interests in any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended September 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

There is no established public market for our common stock. We intend to seek a market maker to file an application with the Financial Industry Regulatory Authority, Inc., or FINRA, to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker who is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

We have issued 4,410,000 shares of our common stock since the Company's inception on December 18, 2007. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

HOLDERS OF OUR COMMON STOCK

On December 23, 2009, there were 39 registered shareholders of our common stock, and 4,410,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of September 30, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2009, we did not sell any equity securities not registered under the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

We conducted a self-underwritten offering of 600,000 shares of newly issued common stock in the public markets (the "Offering"), which was registered with the Securities and Exchange Commission on a Form S-1 Registration Statement (File No. 333-156480). The Offering commenced upon effectiveness of the Registration Statement, which occurred on February 12, 2009. The Offering was for a 180-day period, which was then extended for an additional 90 days in the Company's discretion As of October 31, 2009, the Company sold 410,000 of these shares for $41,000 in proceeds.

We plan to use the proceeds for the development of the company product and proceed with preliminary marketing and sales activities. For a detailed description on how we intend to use the proceeds, refer to Plan of Operation under Item 7.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

During each month within the fourth quarter of the fiscal year ended September 30, 2009, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

GENERAL ORGANIZATION AND BUSINESS

Surf A Movie Solutions, Inc. ("SURF" or the "Company") is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on December 18, 2007. The Company is in the development stage of creating an easy to use and comprehensive solution that will enable our customers to open a video rental storefront on the Internet. The accompanying financial statements of Surf A Movie Solutions, Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, SURF conducted a self-underwritten offering of 600,000 shares of its common stock in the public markets (the "Offering"), which was registered with the Securities and Exchange Commission on a Form S-1 Registration Statement (File No. 333-156480). The Offering commenced upon effectiveness of the Registration Statement, which occurred on February 12, 2009. The Offering was for a 180-day period, which was then extended for an additional 90 days in the Company's discretion. As of October 31, 2009, the Company sold 410,000 of these shares for $41,000 in proceeds.

CASH AND CASH EQUIVALENTS

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid investments instruments purchased with a maturity of three months or less to be cash and cash equivalents.

REVENUE RECOGNITION

The Company is in the development stage and has yet to realize revenues from operations. It plans to realize revenues from product sales when the products are delivered to customers, and collection is reasonably assured. For product support and product software updates, SURF plans to realize revenues when completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS" ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of September 30, 2009, and 2008, the Company had not undertaken any project related to the development of an internal-use website.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of September 30, 2009, and 2008, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of September 30, 2009, the Company had not capitalized any sums related to its website software to be sold and not recorded any sums in accumulated amortization related to its software.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. SURF records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended September 30, 2009, and 2008.

DEFERRED OFFERING COSTS

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of September 30, 2008, SURF did not have any reclassified deferred offering costs.

INCOME TAXES

Income taxes are provided in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. SURF establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts SURF could realize in a current market exchange. As of September 30, 2009, and 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of September 30, 2009, and 2008, the Company maintained its cash account at one commercial bank. The account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and 2008, and revenues and expenses for the years ended September 30, 2009, and 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

EXECUTIVE OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we have implemented our marketing plan to generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management's opinion, there is a need for software that would allow our customers with no technical knowledge to open a video rental storefront on the Internet and to maintain and update the websites with new product listings easily and quickly. We are focused on developing such software products and offering them to customers.

As of October 31, 2009, we completed the sale of 410,000 shares of our common stock pursuant to the terms of the S-1 Registration Statement that was declared effective on February 12, 2009, and we generated $41,000 in gross proceeds.

If we are unable to generate revenues going forward, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. We may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

RECENT DEVELOPMENTS

During the previous twelve months, we focused on the preparation and filing of our Registration Statement on Form S-1 and the Offering in order to raise the necessary funds to develop and market our product.

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

As our business begins to develop, we plan to post an "information only" web site by the beginning of the second quarter of calendar 2010 to begin to promote our company and our product. The goal of this effort will be to create a presence on the Internet and attract potential customers to inquire about our services. Management plans to outsource product development to an offshore contractor to control costs.

Our goals for the next twelve months (starting January 1, 2010) are to:

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

     * STORE OWNERS PORTAL DEVELOPMENT: Each video store owner who purchases one of our turn-key operations will be required to begin by completing the online registration form. We will review each online registration form for approval. Once approved, a "Business Owner's Account" will be created, and within the portal, the video store owners will find the necessary information and tools to create their store. They will be able to add and edit categories, add videos, description, trailer, top 10 list, top videos by category, etc... Helpful hints and instructions will be included in each step of the portal to assist the store owner in the set-up and maintenance phase of the online store. We expect that it will take approximately four months to develop the store owners' portal.

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the twelve months:

             Accounting & Legal                          $ 8,000.00
             Transfer Agent                              $ 2,500.00
             Server Leasing & hosting                    $ 3,100.00
             Additional Data Traffic                     $   400.00
             Product Development                         $14,900.00
             Telephone                                   $   200.00
             Web hosting                                 $    60.00
             Corporate and marketing collateral          $ 2,450.00
             Marketing                                   $ 3,000.00
             Sales Support Staff                         $     0.00
             Office Equipment                            $ 1,200.00
             Office Rental                               $ 2,280.00
             Office Supplies                             $ 1,200.00
             Misc. Expenditure                           $ 7,100.00
                                                         ----------
             TOTAL                                       $40,000.00
                                                         ==========

MILESTONES

Below is a brief description of our planned activities over the next 12 months starting January 1, 2010.

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

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2009

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception), through September 30, 2009.

EXPENSES

Our expenses for the twelve month period ended September 30, 2009 and 2008 were $22,616 and $5,874, respectively. During the period from December 18, 2007 (date of inception), through September 30, 2009, we incurred expenses of $28,490. These expenses were comprised primarily of legal expenses, accounting expenses, SEC filing fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended September 30, 2009 and 2008 was $22,616 and $5,874, respectively. During the period from December 18, 2007 (date of inception), through September 30, 2009, we incurred a net loss of $28,490. This loss consisted of legal expenses, accounting expenses, SEC filing fees, as well as bank fees. Since inception, we have sold 4,410,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2009 reflects assets of $10,864 in the form of cash and cash equivalents. Since inception, we have sold 4,410,000 shares of common stock with gross proceeds of $61,000.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of SURF Management, Inc. In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our efforts to acquire a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of
Surf A Movie Solutions, Inc.
(A Development Stage Company)
Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Surf A Movie Solutions, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for the 2 years then ended and the period from December 17, 2007 (inception) through September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surf A Movie as of September 30, 2009 and 2008 and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Surf A Movie will continue as a going concern. As discussed in Note 2 to the financial statements, Surf A Movie suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Malone & Bailey, PC
----------------------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 23, 2009

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2009 and 2008

                                                            September 30,      September 30,
                                                                2009               2008
                                                              --------           --------
ASSET

Cash                                                          $ 10,744           $ 16,280
Prepaid expenses                                                   120              2,700
                                                              --------           --------

Total Assets                                                  $ 10,864           $ 18,980
                                                              ========           ========

LIABILITY

Accounts payable and accrued liabilities                      $  3,354           $  4,854
                                                              --------           --------

Total Liabilities                                                3,354              4,854
                                                              --------           --------

STOCKHOLDERS` EQUITY (NOTE 4)

Common stock authorized -
 50,000,000 common shares with a par value of $0.001
Common stock issued and outstanding -
 4,000,000 common shares                                         4,000              4,000
Additional paid in capital                                      16,000             16,000
Subscriptions received                                          16,000                 --
Deficit accumulated during the development stage               (28,490)            (5,874)
                                                              --------           --------

Total Stockholders' Equity                                       7,510             14,126
                                                              --------           --------

Total Liabilities and Stockholders' Equity                    $ 10,864           $ 18,980
                                                              ========           ========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Operations
For the years ended September 30, 2009 and 2008 and The period from inception to September 30, 2009

                                                                                                     Period from
                                                                                                      Inception
                                                          Year Ended           Period ended       (Dec. 18, 2007) to
                                                         September 30,         September 30,         September 30,
                                                             2009                  2008                  2009
                                                          -----------           -----------           -----------
Revenue                                                   $        --           $        --           $        --

Expenses:
  General and administrative                                   22,616                 5,874                28,490
                                                          -----------           -----------           -----------

Net (loss) before income taxes                                (22,616)               (5,874)              (28,490)

Provision for income taxes                                         --                    --                    --
                                                          -----------           -----------           -----------

Net (loss)                                                $   (22,616)          $    (5,874)          $   (28,490)
                                                          ===========           ===========           ===========

Basic and diluted (loss) per common share                 $     (0.01)          $     (0.00)
                                                          ===========           ===========

Weighted average number of common shares outstanding        4,000,000             4,000,000
                                                          ===========           ===========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from Inception (December 18, 2007) to September 30, 2009

                                                                                                    Deficit
                                                                                                  Accumulated
                                                 Common Shares      Additional                      During
                                           Issued                    Paid In     Subscriptions    Development
                                           Shares       Amount       Capital        Issuable         Stage        Equity
                                           ------       ------       -------        --------         -----        ------
Balance, December 18, 2007 (inception)          --      $    --      $     --        $     --       $      --    $     --
Shares issued to founder on
 Dec 18, 2008 @ $0.005 per share         4,000,000        4,000        16,000              --              --      20,000
Net Loss                                        --           --            --              --          (5,874)     (5,874)
                                         ---------      -------      --------        --------       ---------    --------

Balance, September 30, 2008              4,000,000        4,000        16,000              --          (5,874)     14,126

Subscriptions received                          --           --            --          16,000              --      16,000
Net Loss                                        --           --            --              --         (22,616)    (22,616)
                                         ---------      -------      --------        --------       ---------    --------

Balance, September 30, 2009              4,000,000      $ 4,000      $ 16,000        $ 16,000       $ (28,490)   $  7,510
                                         =========      =======      ========        ========       =========    ========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from Inception (December 18, 2007) to September 30, 2009

                                                                               Period from            Period from
                                                                                Inception              Inception
                                                           Year Ended       (Dec. 18, 2007) to     (Dec. 18, 2007) to
                                                          September 30,        September 30,          September 30,
                                                              2009                 2008                   2009
                                                            --------             --------               --------
OPERATING ACTIVITIES
  Net loss                                                  $(22,616)            $ (5,874)              $(28,490)
  Increase in prepaid expenses                                 2,580               (2,700)                  (120)
  Increase in accounts payable and accrued liabilities        (1,500)               4,854                  3,354
                                                            --------             --------               --------

Cash used by operating activities                            (21,536)              (3,720)               (25,256)
                                                            --------             --------               --------
FINANCING ACTIVITIES
  Due to stockholder                                              --                   --                     --
  Subscriptions issuable                                      16,000                   --                 16,000
  Sale of stock                                                   --               20,000                 20,000
                                                            --------             --------               --------

Cash from financing activities                                16,000               20,000                 36,000
                                                            --------             --------               --------

Increase in cash                                              (5,536)              16,280                 10,744
Cash, opening                                                 16,280                   --                     --
                                                            --------             --------               --------

Cash, closing                                               $ 10,744             $ 16,280               $ 10,744
                                                            ========             ========               ========

Supplemental information:
  Taxes paid                                                $     --             $     --
                                                            --------             --------
  Taxes paid                                                $     --             $     --
                                                            --------             --------


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Surf A Movie Solutions Inc. (the "Company"), was incorporated in Nevada on December 18, 2007 and is a development stage company engaged in the development, sales and marketing of online video stores.

The Company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, we have incurred net losses of $22,616 and $5,874 for the years ended September 30, 2009 and 2008, respectively. In addition, we have an accumulated deficit of $28,490 since inception. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of amount accounts payable and accrued liabilities.
It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

NOTE 3  - SUBSEQUENT EVENT

The company evaluated subsequent events through December 23, 2009. Subsequent to year-end, the Company sold 410,000 common shares for $41,000, $16,000 was collected prior to year end and $25,000 subsequent to year end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President and Treasurer (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

   Name                Age                        Position
   ----                ---                        --------

Fadi Zeidan            40          President, Secretary, Treasurer and Director
Ufuk Turk              32          Director

FADI ZEIDAN

Mr. Zeidan is our President, Treasurer, and a director and has served in these capacities since February 15, 2008. In addition, he was appointed as the Company's Secretary on August 18, 2008. Since November 2005, Mr. Zeidan has been employedas a Project Manager with Ceridian Tax Services, a private company engaged in providing accounting services to individuals and businesses. The company is located in Fountain Valley, California. His duties included planning scheduling, monitoring, evaluating and directing projects to ensure a implementation of complete business solutions. Mr. Zeidan will continue to work for Ceridian Tax Services on a full time basis. Between July 2000 and October 2005, Mr. Zeidan was a System Development Manager at Strategic Business Solutions, a private company engaged in providing Accounting services to individuals and businesses. The company is located in Santa Ana, California. Mr. Zeidan graduated with a Bachelor Degree in Computer Science from California State University, Long Beach, California in 1999.

UFUK TURK

Mr. Turk is a director, and has served on our Board of Directors since February 15, 2008. Since December 2006, Mr. Turk has been employed as a Software Specialist at AbisZNet in Berlin, Germany, a private company involved in the development of web-based applications. Between February 2005 and November 2006, Mr. Turk worked on a student information management system for the Newport International University in Turkey. Between February 2002 and August 2005, Mr. Turk worked as a Software Specialist for NTV Television in Istanbul, Turkey, where he was responsible for e-commerce business application development projects. Mr. Turk completed his degree in 2002 in Computer Science Engineering from Newport University, Istanbul, Turkey. He previously attended Sakarya University in Sakarya, Turkey where he completed a Computer Programming program in 1999.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

CODE OF ETHICS

We currently do not have a written code of ethics applicable to our executive officers. We have not yet adopted a written code of ethics due the early stage of development of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and stockholders holding more than 10% of the outstanding common stock of companies with a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of the common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the issuer with copies of all Section 16(a) reports they file. During the fiscal year ended September 30, 2009, our common stock was not registered under Section 12 of the Exchange Act, and as such, no reports were filed during that time.

Subsequent to the year ended September 30, 2009, on December 21, 2009, our common stock was registered under the Exchange Act.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2009;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                          Non-Equity   Nonqualified
                 Fiscal Year                                              Incentive      Deferred
                    Ended                                       Option       Plan      Compensation   All Other
                  September    Salary    Bonus   Stock Awards   Awards   Compensation    Earnings    Compensation   Total
Name                 30,         ($)      ($)         ($)         ($)        ($)            ($)          ($)         ($)
----              ---------    ------    -----   ------------   ------   ------------    --------    ------------   -----
Fadi Zeidan (1)     2009          0        0          0            0           0             0            0           0
                    2008          0        0          0            0           0             0            0           0

----------
(1) Mr. Zeidan has been our President, and Treasurer (Principal Executive Officer and Principal Financial Officer), and Director since February 15, 2007. He has been appointed secretary on August 18, 2008.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised    Option     Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Fadi
Zeidan        --             --             --           --         --          --           --          --           --

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the Named Executive Officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended September 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of December 23, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Surf A Movie Solutions Inc., #149, 19744 Beach Boulevard, Huntington Beach, CA, 92648.

The percentage ownership information shown in the table below is calculated based on 4,410,000 shares of our common stock issued and outstanding as of December 23, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                           Name and Address of       Amount and Nature of         Percentage
Title of Class            Beneficial Owner((2))      Beneficial Ownership        of Class((1))
--------------            ---------------------      --------------------        -------------
Common Stock                Fadi Zeidan                    2,600,000                58.96%

Common Stock                Ufuk Turk                      1,400,000                31.75%

All officers and directors
 as a group (2 persons)                                    4,000,000                90.70%

----------
((1)) Based on 4,410,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                  --                             --                               --
Approved by Security
Holders

Equity Compensation Plans Not              --                             --                               --
Approved by Security Holders

     Total                                 --                             --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On August 12, 2008, we sold 2,600,000 shares of our common stock to Mr. Fadi Zeidan, our President, Secretary, Treasurer and a Director, for cash payment to us of $13,000.

On August 12, 2008, we sold 1,400,000 shares of our common stock to Mr. Ufuk Turk, a Director of SURF, for cash payment to us of $7,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the years ended September 30, 2009 and 2008, Malone & Bailey, P.C. charged us for $7,600 and $7,150, respectively, in audit and quarterly review fees.

AUDIT-RELATED FEES

None.

TAX AND ALL OTHER FEES

None.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors pre-approves all services to be provided by Malone & Bailey, PC and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                                 Description
-------                                 -----------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

3.2 Bylaws. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.1 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Ufuk Turk (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.2 Subscription Agreement Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Fadi Zeidan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.3 Form of Subscription Agreement to be entered into in connection with the public offering (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-156480) filed February 5, 2009).

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SURF A MOVIE SOLUTIONS, INC.


                       By: /s/ Fadi Zeidan
                           -----------------------------------------------------
                           Fadi Zeidan
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer) December 23, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                        Title                                        Date
----------                                        -----                                        ----


/s/ Fadi Zeidan               President, Treasurer, Secretary, and Director              December 23, 2009
-----------------------       (Principal Executive and Principal Financial Officer)
Fadi Zeidan


/s/ Ufuk Turk                 Director                                                   December 23, 2009
-----------------------
Ufuk Turk

                                INDEX TO EXHIBITS

Exhibit                                 Description
-------                                 -----------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

3.2 Bylaws. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.1 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Ufuk Turk (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.2 Subscription Agreement Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Fadi Zeidan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.3 Form of Subscription Agreement to be entered into in connection with the public offering (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-156480) filed February 5, 2009).

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002