Form 10-K/A
period 2009-09-30
SURF A MOVIE SOLUTIONS INC
filed 2010-01-27
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of January 26, 2010, there were 4,410,000 shares of common stock issued and outstanding.

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

                       SURF A MOVIE SOLUTIONS, INC.


                       By: /s/ Fadi Zeidan
                           -----------------------------------------------------
                           Fadi Zeidan
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer) January 26, 2010

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

Signatures                                        Title                                        Date
----------                                        -----                                        ----


/s/ Fadi Zeidan               President, Treasurer, Secretary, and Director              January 26, 2010
-----------------------       (Principal Executive and Principal Financial Officer)
Fadi Zeidan


/s/ Ufuk Turk                 Director                                                   January 26, 2010
-----------------------
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