Form 10-Q
period 2009-12-31
SURF A MOVIE SOLUTIONS INC
filed 2010-02-16
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at February 12, 2010.

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

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                December 31,      September 30,
                                                                   2009               2009
                                                                 --------           --------
                                                                (unaudited)
CURRENT ASSETS
  Cash                                                           $ 33,367           $ 10,744
  Prepaid expenses                                                     --                120
                                                                 --------           --------

Total Assets                                                     $ 33,367           $ 10,864
                                                                 ========           ========
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $  4,821           $  3,354
                                                                 --------           --------

Total Liabilities                                                   4,821              3,354
                                                                 --------           --------
STOCKHOLDERS' EQUITY
  Common stock authorized -
   50,000,0000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,410,000 & 4,000,000common shares, respectively                 4,410              4,000
  Additional paid in capital                                       56,590             16,000
  Subscriptions received                                               --             16,000
  Deficit accumulated in the development stage                    (32,454)           (28,490)
                                                                 --------           --------

Total Stockholders' Equity                                         28,546              7,510
                                                                 --------           --------

Total Liabilities and Stockholders' Equity                       $ 33,367           $ 10,864
                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                              Statement of Expenses

                                                                                                   Period from
                                                         Three Months         Three Months          Inception
                                                            Ended                Ended         (December 17, 2007) to
                                                          December 31,         December 31,        December 31,
                                                             2009                 2008                 2009
                                                          ----------           ----------           ----------
                                                          (unaudited)          (unaudited)         (unaudited)
Revenue                                                   $       --           $       --           $       --

Expenses:
  General and administrative                                   3,964                8,351               32,454
                                                          ----------           ----------           ----------

Net loss before income taxes                                  (3,964)              (8,351)             (32,454)

Provision for income taxes                                        --                   --                   --
                                                          ----------           ----------           ----------

Net loss                                                  $   (3,964)          $   (8,351)          $  (32,454)
                                                          ==========           ==========           ==========

Basic and diluted loss per common share                        (0.01)               (0.00)
                                                          ==========           ==========

Weighted average number of common shares outstanding       4,271,848            4,000,000
                                                          ==========           ==========


    The accompanying notes are an integral part of these financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     For the period from Inception (December 18, 2007) to December 31, 2009
                                   (unaudited)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                 Common Shares      Additional                      During
                                           Issued                    Paid In     Subscriptions    Development
                                           Shares       Amount       Capital        Issuable         Stage        Equity
                                           ------       ------       -------        --------         -----        ------
Balance, December 18, 2007 (inception)          --      $    --      $     --        $     --       $      --    $     --
Shares issued to founder on
 Dec 18, 2008 @ $0.005 per share         4,000,000        4,000        16,000              --              --      20,000
Net Loss                                        --           --            --              --          (5,874)     (5,874)
                                         ---------      -------      --------        --------       ---------    --------

Balance, September 30, 2008              4,000,000        4,000        16,000              --          (5,874)     14,126

Subscriptions received                          --           --            --          16,000              --      16,000
Net Loss                                        --           --            --              --         (22,616)    (22,616)
                                         ---------      -------      --------        --------       ---------    --------

Balance, September 30, 2009              4,000,000        4,000        16,000          16,000         (28,490)      7,510

Private placement closed on October
31, 2009 @ $0.10 per share                 410,000          410        40,590         (16,000)            --       25,000
Net (Loss)                                      --           --            --              --          (3,964)     (3,964)
                                         ---------      -------      --------        --------       ---------    --------

Balance, December 31, 2009               4,410,000      $ 4,410      $ 56,590        $     --       $ (32,454)   $ 28,546
                                         =========      =======      ========        ========       =========    ========


    The accompanying notes are an integral part of these financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                              Period from
                                                      Three Months       Three Months          Inception
                                                         Ended              Ended         (December 17, 2007) to
                                                       December 31,       December 31,        December 31,
                                                          2009               2008                 2009
                                                        --------           --------             --------
                                                       (unaudited)        (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                              $ (3,964)          $ (8,351)            $(32,454)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Prepaid expenses                                        120              2,540                   --
     Accounts payable and accrued liabilities              1,467              2,966                4,821
                                                        --------           --------             --------

Net cash used in operating activities                     (2,377)            (2,815)             (27,633)
                                                        --------           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received for private placement            25,000                 --               25,000
  Subscription issuable                                   16,000
  Sale of stock                                               --                 --               20,000
                                                        --------           --------             --------

Net cash from financing activities                        25,000                 --               61,000
                                                        --------           --------             --------

Net change in cash                                        22,623             (2,815)             (33,367)

Cash, beginning of period                                 10,744             16,280
                                                        --------           --------             --------

Cash, end of period                                     $ 33,367           $ 13,465             $ 33,367
                                                        ========           ========             ========


    The accompanying notes are an integral part of these financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                December 31, 2009


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Surf a Movie Solutions have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Surf a Movie Solution's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the form 10-K have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of December 31, 2009, Surf a Movie Solutions has not generated any revenue since inception and has accumulated losses .The continuation of Surf a Movie Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Surf a Movie Solutions' ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During the period, the company issued 4,410, 000 common shares for total proceeds of $25,000.

NOTE 4 - SUBSEQUENT EVENTS

Surf a Movie Solutions evaluated all events subsequent to December 31, 2009 through the date of filing and concluded that there are no significant or material transactions to be reported.

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

As used in this quarterly report, the terms "we", "us", "our", and "Surf A Movie" means Surf A Movie Solutions Inc.

GENERAL

We were incorporated in Nevada on December 18, 2007. Since our inception , we have engaged in the development of video applications.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to December 31, 2009, we have incurred accumulated net losses during the development stage of $32,454. As of December 31, 2009, we had $33,367 in current assets and current liabilities of $4,821.

RESULTS OF OPERATIONS

From the date of our incorporation on December 18, 2007 to December 31 2009, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED WITH THE PERIOD THREE MONTH PERIOD ENDED DECEMBER 31, 2008.

We experienced a net loss of $3,964 for the three month period ended December 31, 2009 compared to operating losses of $8,351 for the three month period ended December 31, 2008 and Deficit accumulated in the development stage $32,454. The principal component of the decrease was due to the decrease in accounting and audit fees that we incurred relating to our efforts in becoming a public company last year.

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

Our goals for approximately the next twelve months (between January, 2010 and December 31, 2010) are to:

     * CHOOSE A SOFTWARE DEVELOPMENT CONTRACTOR: We are in negotiations with several software contractors for the development of our website and related software. We have requested bids or quotations from several potential candidates. We expect to select a contractor to work with by the middle of February. Our final choice will be based on the combination of competitive price, experience, ability to meet deadlines and stay within a budget.

     * DEVELOP SPECIFICATIONS AND HIGH-LEVEL DESIGN: We expect that we will complete specifications for the product and finish high-level design two months after the selection of a software contractor. This part of our design work will include the specifications for the different modules to be developed. Specifications and high level design will be an interactive process between our management and the software contractor. We expect that this task will take approximately two months to complete.

     *    SELECT  A  DATA  CENTER  TO  LEASE   SERVERS  FROM  AND  TO  HOST  OUR
          INFRASTRUCTURE: We intend to lease servers in a data center. We will lease one server for development in month 2 and another two servers for production in month 9. The lease on the development server is expected to be $100. The production servers will be higher end with multiple high-capacity hard drives. The product servers will be deployed in failover mode so if the primary server fails, the standby servers will take over. We expect that the primary server will cost us $300 per month and the standby server will cost $200 per month. The cost of leasing servers includes collocation in a data center and certain level of traffic. We expect however to easily exceed the traffic levels when we go into production. The cost and quality of connectivity will be key in the selection of the data center. We will evaluate the following factors in making our selection:

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

     * DEVELOP SURF A MOVIE WEBSITE: Our web site will contain information to help an entity evaluate our solution to open an online movie rental business. It will enable the entity to sign up for our service. Once they sign up and payment is made via PayPal, an account will be created, which will be protected by a user specific username and password. Our customers will be able to login to their portal through our web site and proceed with the creation of their online store. Our web site will also contain examples and templates of video stores. We anticipate that the development of our website will take approximately one month to complete.

     * DEVELOP THE CUSTOMER PORTAL: When a web site visitor wishes to make a purchase (i.e., rent a video from the online video store) he or she will be required to create a user or a customer account which will be protected by a password of his or her choice. After the account is created, he or she will be able to proceed to make the payment for their video selection(s). As soon as a payment confirmation is generated from PayPal, the purchased videos will be available for download for a limited period of time. The customer will be able to login to his or her account and download the videos within the specified period. The next time the customer wishes to make a purchase, he or she will simply have to login to their existing account. We anticipate that it will take approximately one month to develop the customer portal feature.

     * DEVELOP THE STORE OWNERS' PORTAL: Each video store owner who purchases one of our turn-key operations will be required to begin by completing the online registration form. We will review each online registration form for approval. Once approved, a "Business Owner's Account" will be created, and within the portal, the video store owners will find the necessary information and tools to create their store. They will be able to add and edit categories, add videos, description, trailer, top 10 list, top videos by category, etc... Helpful hints and instructions will be included in each step of the portal to assist the store owner in the set-up and maintenance phase of the online store. We expect that it will take approximately four months to develop the store owners' portal.

     * DEVELOP SURF A MOVIE'S ADMINISTRATIVE PORTAL: This portal will allow us to approve or suspend an online video store if necessary. It will enable us to append notes to document our relationship and correspondence with each individual store owner. In addition, this feature will automatically calculate the amount of rental revenue (minus fees) that we owe to a store owner. Further, it will enable our directors and staff to access a wide range of reporting related to sales and where end users are coming from. We expect that development of this feature will take approximately one month to complete.

     *    IMPLEMENT  A  DIGITAL  RIGHTS  MANAGEMENT:  We  will  be  implementing
          Microsoft Digital Right Management ("DRM") system to prevent the copying and exchange of copies of online movies between multiple persons, in an effort to protect the intellectual property of the video store owners and their revenue stream. We expect that it will take approximately one month to implement the DRM with our site.

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

We filed a Registration Statement on Form S-1 (File No. 333-156480) (the "Registration Statement") with the United States Securities and Exchange Commission (the "SEC") to register our offering of a minimum of 400,000 (the "Minimum Shares") and a maximum of 600,000 (the "Maximum Shares") shares of our common stock (the "Shares") at an offering price of $0.10 per share (the Offering"). The Registration Statement was declared effective by the SEC on February 12, 2009. Our offering generated 37 new share holders who subscribed for a total of 410,000 shares. We have closed our offering on October 23, 2009.

We have retained Routh Stock Transfer Inc. of, 5700 West Plano Pkwy, Ste 1000, Plano Texas, 75093 as our Transfer Agent.

An office space has been located in a shared facility that offers us room to grow if the need arises within year two and going forward.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting January 1, 2010.

              Accounting & Legal                          $ 8,000
              Transfer Agent                              $ 2,500
              Server Leasing & hosting                    $ 3,100
              Additional Data Traffic                     $   400
              Product Development                         $14,900
              Telephone                                   $   200
              Web hosting                                 $    60
              Corporate and marketing collateral          $ 2,450
              Marketing                                   $ 3,000
              Sales Support Staff                         $     0
              Office Equipment                            $ 1,200
              Office Rental                               $ 2,280
              Office Supplies                             $ 1,200
              Misc. Expenditure                           $ 7,100
                                                          -------
              TOTAL                                       $40,000
                                                          =======

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

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception) through December 31, 2009. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be approximately twelve months following the completion of the Offering. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 18, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At December 31, 2009, we had a working capital of $28,546, total assets of $33,367 which included cash of $33,367, and total liabilities of $4,821.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $33,367 will be extinguished by September 2009 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues beginning approximately three months following the launch of our website or approximately April 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date:  February 12, 2010

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