Form 10-Q
period 2010-03-31
SURF A MOVIE SOLUTIONS INC
filed 2010-05-05
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at May 5, 2010.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.  Financial Statements - Unaudited                                3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     13

     Item 4T. Controls and Procedures                                        13

PART II. Other Information:
                                                                             13
     Item 1.  Legal Proceedings

     Item 1A. Risk Factors                                                   13

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    13

     Item 3.  Defaults Upon Senior Securities                                13

     Item 4.  Submission of Matters to a Vote of Security Holders            14

     Item 5.  Other Information                                              14

     Item 6.  Exhibits                                                       14

Signatures                                                                   15

ITEM 1. FINANCIAL STATEMENTS

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                                                 March 31,        September 30,
                                                                   2010               2009
                                                                 --------           --------
ASSETS
  Cash                                                           $ 21,464           $ 10,744
  Prepaid expenses                                                  2,000                120
                                                                 --------           --------

Total Current Assets                                             $ 23,464           $ 10,864
                                                                 ========           ========

LIABILITY
  Accounts payable and accrued liabilities                       $  3,354           $  3,354
                                                                 --------           --------

Total Liabilities                                                   3,354              3,354
                                                                 --------           --------

STOCKHOLDERS' EQUITY
  Common stock authorized -
   50,000,0000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,410,000 common shares                                          4,410              4,000
  Additional paid in capital                                       56,590             16,000
  Subscriptions received                                               --             16,000
  Deficit accumulated in the development stage                    (40,890)           (28,490)
                                                                 --------           --------

Total Stockholders' Equity                                         20,110              7,510
                                                                 --------           --------

Total Liabilities and Stockholders' Equity                       $ 23,464           $ 10,864
                                                                 ========           ========


                 The accompanying notes are an integral part of
                      these unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                              Statement of Expenses
                                   (unaudited)

                                                                                                          Period from
                                       Three Months    Three Months     Six Months      Six Months         Inception
                                          Ended           Ended           Ended           Ended       (December 17, 2007) to
                                         March 31,       March 31,       March 31,       March 31,          March 31,
                                           2010            2009            2010            2009               2010
                                        ----------      ----------      ----------      ----------         ----------
EXPENSES:
  General and administrative            $    8,435      $    6,839      $   12,400      $   15,191         $   40,890
                                        ----------      ----------      ----------      ----------         ----------

Net (loss)                              $   (8,435)     $   (6,839)     $  (12,400)     $  (15,191)        $  (40,890)
                                        ==========      ==========      ==========      ==========         ==========
Basic and diluted (loss) per common
 share                                  $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)               N/A
                                        ==========      ==========      ==========      ==========
Weighted average number of common
 shares outstanding                      4,410,000       4,000,000       4,340,165       4,000,000
                                        ==========      ==========      ==========      ==========                N/A


                 The accompanying notes are an integral part of
                      these unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
      For the period from Inception (December 18, 2007) to March 31, 2010
                                   (unaudited)

                                                                                                    Deficit
                                                                                                  Accumulated
                                              Common Shares         Additional                      During
                                           Issued                    Paid In      Subscriptions   Development
                                           Shares       Amount       Capital        Received         Stage        Equity
                                           ------       ------       -------        --------         -----        ------
Balance, December 18, 2007 (inception)          --      $    --      $     --        $     --       $      --    $     --

Shares issued to founder on
 December 18, 2008 @ $0.005 per share    4,000,000        4,000        16,000              --              --      20,000

Net Loss                                        --           --            --              --          (5,874)     (5,874)
                                         ---------      -------      --------        --------       ---------    --------

Balance, September 30, 2008              4,000,000        4,000        16,000              --          (5,874)     14,126

Subscriptions received                          --           --            --          16,000              --      16,000

Net Loss                                        --           --            --              --         (22,616)    (22,616)
                                         ---------      -------      --------        --------       ---------    --------

Balance, September 30, 2009              4,000,000        4,000        16,000          16,000         (28,490)      7,510

Private placement closed on
 October 31, 2009 @ $0.10 per share        410,000          410        40,590         (16,000)             --      25,000

Net (Loss)                                      --           --            --              --         (12,400)    (12,400)
                                         ---------      -------      --------        --------       ---------    --------

Balance, March 31, 2010                  4,410,000      $ 4,410      $ 56,590        $     --       $ (40,890)   $ 20,110
                                         =========      =======      ========        ========       =========    ========


                 The accompanying notes are an integral part of
                      these unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)

                                                                                           Period from
                                                      Six Months         Six Months         Inception
                                                        Ended              Ended       (December 17, 2007) to
                                                       March 31,          March 31,          March 31,
                                                         2010               2009               2010
                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                             $(12,400)          $(15,191)           (40,890)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Prepaid expenses                                    (1,880)             1,830             (2,000)
     Accounts payable and accrued liabilities                --              7,121             (3,354)
                                                       --------           --------           --------

Net cash used in operating activities                   (14,280)            (6,240)           (39,536)
                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                 25,000                 --             25,000
  Subscription issuable                                      --                 --             16,000
  Sale of stock                                              --                 --             20,000
                                                       --------           --------           --------

Net cash provided byfinancing activities                 25,000                 --             61,000
                                                       --------           --------           --------

Net change in cash                                       10,720             (6,240)            21,464

Cash, beginning of period                                10,744             16,280                 --
                                                       --------           --------           --------

Cash, end of period                                    $ 21,464           $ 10,040             21,464
                                                       ========           ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                     Notes to Unaudited Financial Statements
                                 March 31, 2010


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of March 31, 2010, Surf a Movie Solutions has not generated any revenue since inception and has accumulated losses .The continuation of Surf a Movie Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Surf a Movie Solutions' ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During the period, the company issued 410,000 common shares for total proceeds of $41,000, of which $16,000 was received in fiscal 2009.

NOTE 4 - SUBSEQUENT EVENTS

Surf a Movie Solutions evaluated all events subsequent to March 31, 2010 through the date of filing and concluded that there are no significant or material transactions to be reported.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to March 31, 2010, we have incurred accumulated net losses during the development stage of $40,890. As of March 31, 2010, we had $23,464 in current assets and current liabilities of $3,354.

RESULTS OF OPERATIONS

From the date of our incorporation on December 18, 2007 to March 31 2010, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED MARCH 31, 2010 COMPARED WITH THE PERIOD THREE MONTH PERIOD ENDED MARCH 31, 2009.

We experienced a net loss of $8,435 for the three month period ended March 31, 2010 compared to operating losses of $6,839 for the three month period ended March 31, 2009 and Deficit accumulated in the development stage $40,890.

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

We are in the process of developing an "information only" web to promote our company and our product. The goal of this effort will be to create a presence on the Internet and attract potential customers to inquire about our services. A preliminary web site is now available at www.surfamovie.com. As well, we have retained the services of a software contractor for the development of our product. Our choice was based on a combination of competitive price, experience, ability to meet deadlines and stay within a budget.

Our goals for approximately the next twelve months (between April 1, 2010 and March 31, 2011) are to:

     * DEVELOP SPECIFICATIONS AND HIGH-LEVEL DESIGN: We have started this phase and expect that we will complete specifications for the product and finish high-level design by the end of the month of May 2010. This part of our design work will include the specifications for the different modules to be developed. Specifications and high level design will be an interactive process between our management and the software contractor. We expect that this task will take approximately two months to complete.

     *    SELECT  A  DATA  CENTER  TO  LEASE   SERVERS  FROM  AND  TO  HOST  OUR
          INFRASTRUCTURE: We have signed an agreement to lease lease servers in a data center. We will lease one server for development starting June 2010 and another two server for production in December 2010.

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

We have retained Routh Stock Transfer Inc. of 5700 West Plano Pkwy, Ste 1000, Plano Texas, 75093 as our Transfer Agent.

An office space has been located in a shared facility that offers us room to grow if the need arises within year two and going forward.

We have selected a company to lease and host our development and production servers. As well, we have selected our development contractor. We have published a preliminary web site for our company located at www.sufamovie.com and are working on a more robust web site.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting March 1, 2010.

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
                                                          =======


MILESTONES

Below is a brief description of our planned activities.

APRIL 1, 2010 - JUNE 30, 2010

     * hire a software development contractor and start work on the overall product design (done);
     * complete the development of specifications and the high level design for the product (in progress);
     *    sign an agreement with a web hosting and design company (done);
     *    launch an "information only" web site (done);
     * sign an agreement with a data center for the lease and co-location of computer server (done).

JULY 1, 2010 - SEPTEMBER 30, 2010

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

OCTOBER 1, 2010 - DECEMBER 31, 2010

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

JANUARY 2011 - MARCH 31, 2011

     * Complete development of website, software and all intended features and functions;
     * conduct our Beta trial and complete modifications to our product trials with several beta customers;
     *    correct any detected discovered defects;
     *    interview and hire sales support staff to start work in month eleven;
     *    promote the upcoming official of our site in Google online ads; and
     *    launch the product.

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception) through March 31, 2010. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be approximately twelve months following the completion of the Offering. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 18, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At March 31, 2010, we had a working capital of $20,110, total assets of $23,464 which included cash of $21,464, and total liabilities of $3,354.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $21,464 will be extinguished by September 2010 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by April 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date: May 5, 2010

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