Form 10-Q
period 2010-06-30
SURF A MOVIE SOLUTIONS INC
filed 2010-08-10
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                        Commission file number 333-156480


                           SURF A MOVIE SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               26-1973257
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at August 10, 2010.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1. Financial Statements - Unaudited                                 3

     Item 2. Management's Discussion and Analysis of Financial Condition      8
             and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      13

     Item 4T. Controls and Procedures                                        13

PART II. Other Information:

     Item 1. Legal Proceedings                                               13

     Item 1A. Risk Factors                                                   13

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     13

     Item 3. Defaults Upon Senior Securities                                 13

     Item 4. Submission of Matters to a Vote of Security Holders             14

     Item 5. Other Information                                               14

     Item 6. Exhibits                                                        14

     Signatures                                                              15

ITEM 1. FINANCIAL STATEMENTS

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                 June 30,         September 30,
                                                                   2010               2009
                                                                 --------           --------
ASSETS
  Cash                                                           $ 21,040           $ 10,744
  Prepaid expenses                                                  2,000                120
                                                                 --------           --------

      Total Assets                                               $ 23,040           $ 10,864
                                                                 ========           ========

LIABILITY
  Accounts payable and accrued liabilities                       $  5,704           $  3,354
                                                                 --------           --------

      Total Liabilities                                             5,704              3,354
                                                                 --------           --------

STOCKHOLDERS' EQUITY
  Common stock authorized -
    50,000,0000 common shares with a par value of $0.001
  Common stock issued and outstanding -
    4,410,000 and 4,000,000 common shares as of June 30, 2010
     and September 30, 2009, respectively                           4,410              4,000
  Additional paid in capital                                       56,590             16,000
  Subscriptions received                                               --             16,000
  Deficit accumulated in the development stage                    (43,664)           (28,490)
                                                                 --------           --------

      Total Stockholders' Equity                                   17,336              7,510
                                                                 --------           --------

      Total Liabilities and Stockholders' Equity                 $ 23,040           $ 10,864
                                                                 ========           ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                              Statement of Expenses


                                                                                          Period from
                              Three Months  Three Months   Nine Months    Nine Months      Inception
                                 Ended         Ended         Ended          Ended     (Dec. 17, 2007) to
                                June 30,      June 30,      June 30,       June 30,         June 30,
                                  2010          2009          2010          2009             2010
                               ----------    ----------    ----------    ----------       ----------
                               (unaudited)  (unaudited)    (unaudited)   (unaudited)      (unaudited)
Expenses:
  General and administrative   $    2,774    $    3,555    $   15,174    $   18,546       $   43,664
                               ----------    ----------    ----------    ----------       ----------

Net (loss)                     $   (2,774)   $   (3,555)   $  (15,174)   $  (18,546)      $  (43,664)
                               ==========    ==========    ==========    ==========       ==========

Basic and diluted (loss)
 per common share                  (0.00)        (0.00)        (0.00)        (0.00)
                               ==========    ==========    ==========    ==========

Weighted average number of
 common shares outstanding      4,410,000     4,000,000     4,363,443     4,000,000
                               ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                      Statement of Stockholders' Equity
       For the period from Inception (December 17, 2007) to June 30, 2010
                                   (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                               Common Shares         Additional                  During
                                          -----------------------     Paid In   Subscriptions  Development
                                          Issued Shares    Amount     Capital     Received        Stage        Equity
                                          -------------    ------     -------     --------        -----        ------
Balance, December 17, 2007 (inception)            --    $      --    $      --    $      --    $      --    $      --

Shares issued to founder on
 Dec 18, 2008 @ $0.005 per share           4,000,000        4,000       16,000           --           --       20,000

Net (Loss)                                        --           --           --           --       (5,874)      (5,874)
                                           ---------    ---------    ---------    ---------    ---------    ---------

Balance, September 30, 2008                4,000,000        4,000       16,000           --       (5,874)      14,126

Subscriptions received                            --           --           --       16,000           --       16,000

Net (Loss)                                        --           --           --           --      (22,616)     (22,616)
                                           ---------    ---------    ---------    ---------    ---------    ---------

Balance, September 30, 2009                4,000,000        4,000       16,000       16,000      (28,490)       7,510

Private placement closed on
 October 31, 2009 @ $0.10 per share          410,000          410       40,590      (16,000)          --       25,000

Net (Loss)                                        --           --           --           --      (15,174)     (15,174)
                                           ---------    ---------    ---------    ---------    ---------    ---------

Balance, June 30, 2010                     4,410,000    $   4,410    $  56,590    $      --    $ (43,664)   $  17,336
                                           =========    =========    =========    =========    =========    =========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                    Period from
                                                     Nine Months     Nine Months     Inception
                                                       Ended           Ended     (Dec. 17, 2007) to
                                                      June 30,        June 30,        June 30,
                                                        2010            2009            2010
                                                      --------        --------        --------
Cash Flows From Operating Activities
  Net Loss                                            $(15,174)       $(18,546)       $(43,664)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Prepaid expenses                                   (1,880)          1,080          (2,000)
     Accounts payable and accrued liabilities            2,350          (2,250)          5,704
                                                      --------        --------        --------

           Net cash used in operating activities       (14,704)        (19,716)        (39,960)
                                                      --------        --------        --------
Cash Flows from Financing Activities
  Due to stockholder                                        --           7,000              --
  Subscriptions issuable                                    --              --          16,000
  Subscriptions received                                    --              --          25,000
  Sale of stock                                         25,000              --          20,000
                                                      --------        --------        --------

           Net cash from financing activities           25,000           7,000          61,000
                                                      --------        --------        --------

Net change in cash                                      10,296         (12,716)         21,040

Cash, beginning of period                               10,744          16,280              --
                                                      --------        --------        --------

Cash, ending                                          $ 21,040        $  3,564        $ 21,040
                                                      ========        ========        ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                     Unaudited Notes to Financial Statements
                                  June 30, 2010


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of June 30, 2010, Surf a Movie Solutions has not generated any revenue since inception and has accumulated losses .The continuation of Surf a Movie Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Surf a Movie Solutions' ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During the period, the company issued 410,000 common shares for total proceeds of $41,000, of which $16,000 was received in fiscal 2009 and was classified as subscriptions received.

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

As used in this quarterly report, the terms "we", "us", "our", and "Surf A Movie" means Surf A Movie Solutions Inc.

GENERAL

We were incorporated in Nevada on December 17, 2007. Since our inception , we have engaged in the development of video applications.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to June 30, 2010, we have incurred accumulated net losses during the development stage of $43,664. As of June 30, 2010, we had $23,040 in current assets and current liabilities of $5,704.

RESULTS OF OPERATIONS

From the date of our incorporation on December 17, 2007 to June 30, 2010, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED WITH THE PERIOD THREE MONTH PERIOD ENDED JUNE 30, 2009.

We experienced a net loss of $2,774 for the three month period ended June 30, 2010 compared to operating losses of $3,555 for the three month period ended June 30, 2009 and Deficit accumulated in the development stage $ 43,664.

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

We are in the process of developing an "information only" web to promote our company and our product. The goal of this effort will be to create a presence on the Internet and attract potential customers to inquire about our services. A preliminary web site is now available at www.surfamovie.com. As well, we have retained the services of a software contractor for the development of our product. Our choice was based on a combination of competitive price, experience, ability to meet deadlines and stay within a budget. We are experiencing unexpected delays in the development of our software.

Our goals for approximately the next twelve months (between July 1, 2010 and June 30, 2011) are to:

     * DEVELOP SPECIFICATIONS AND HIGH-LEVEL DESIGN: This part of our design work includes the specifications for the different modules to be developed. Specifications and high level design was an interactive process between our management and the software contractor. This task is completed.

     *    SELECT A DATA CENTER TO LEASE SERVERS FROM AND TO HOST OUR
          INFRASTRUCTURE: We have signed an agreement to lease lease servers in a data center. We will lease one server for development starting July 2010 and another two server for production in December 2010.

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

ACTIVITIES TO DATE

We were incorporated in the State of Nevada on December 17, 2007. We are a development stage company. From our inception to date, we have not generated any revenues and our operations have been limited to organizational matters, the development of our business, initial steps for the creation of our website and efforts related to becoming a public company.

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

We have selected a company to lease and host our development and production servers. As well, we have selected our development contractor. We have published a preliminary web site for our company located at www.sufamovie.com and are working on a more robust web site. We have finished the development of Specifications and the High-Level Design of our product.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting July 1, 2010.

             Accounting & Legal                            $ 8,000
             Transfer Agent                                $ 2,500
             Server Leasing & hosting                      $ 3,100
             Additional Data Traffic                       $   400
             Product Development                           $14,900
             Telephone                                     $   200
             Web hosting                                   $    60
             Corporate and marketing collateral            $ 2,450
             Marketing                                     $ 3,000
             Sales Support Staff                           $     0
             Office Equipment                              $ 1,200
             Office Rental                                 $ 2,280
             Office Supplies                               $ 1,200
             Misc. Expenditure                             $  7100
                                                           -------

             TOTAL                                         $40,000
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

JANUARY 1, 2011 - MARCH 31, 2011

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

APRIL 1, 2011 - JUNE 30, 2011

     *    Focus on the marketing and sale of our product;

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from December 17, 2007 (date of inception) through June 30, 2010. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be approximately twelve months following the completion of the Offering. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At June 30, 2010, we had a working capital of $17,336, total assets of $23,040 which included cash of $21,040, and total liabilities of $5,704.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $21,040 will be extinguished by November 2010 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by April 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

SURF A MOVIE SOLUTIONS INC.


By: /s/ Fadi Zeidan
    ---------------------------------------------------
    Fadi Zeidan, President, Secretary, Treasurer
    and Director (on behalf of the Registrant and
    as the principal executive officer principal
    financial officer and principal accounting officer)

Date: August 10, 2010

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