Form 10-K
period 2010-09-30
SURF A MOVIE SOLUTIONS INC
filed 2010-12-29
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2010

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

As of December 29, 2010, there were 4,410,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
          PART I
ITEM 1.   Business                                                             4
ITEM 1A   Risk Factors                                                         9
ITEM 1B   Unresolved Staff Comments                                           14
ITEM 2.   Properties                                                          14
ITEM 3.   Legal Proceedings                                                   14
ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

          PART II
ITEM 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   14
ITEM 6    Selected Financial Data                                             15
ITEM 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk          21
ITEM 8.   Financial Statements and Supplementary Data                         22
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            29
ITEM 9A.  Controls and Procedures                                             29
ITEM 9B.  Other Information                                                   29

          PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance              30
ITEM 11.  Executive Compensation                                              31
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     33
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        34
ITEM 14.  Principal Accounting Fees and Services                              34
ITEM 15.  Exhibits, Financial Statement Schedules                             35
          Signatures                                                          36

                                     PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:
o the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity; o risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
o risks related to the failure to successfully manage or achieve growth of a new business opportunity; and o other risks and uncertainties related to our business strategy.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to September 30, 2010, we have incurred accumulated net losses of $52,084. As of September 30, 2010, we had $19,470 in current assets and $10,554 in current liabilities.

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

Continuous updates to the home page of our web site will encourage web visitors to return over and over again. Another marketing tactic we will use will be to offer free online seminars on how to start and run an online video store. We will use a series of in-house press releases to the media to provide the details including date, times and how to sign up for free to attend web seminar. We will be able to use the home page of our web site to promote these seminars that will start in June 2011 and run once per quarter or more often if an increased level of interest in such seminars is demonstrated.

We also intend to develop an email distribution list. We will send our quarterly newsletter, major announcements and press releases to those on our list. Video store customers will also be able to receive the newsletter. We will also target web sites, blogs, discussion forums that are frequented by independent video producers.

We have started compiled a list of web sites, newsletters and magazines that are relevant to our industry.

OUR COMPETITION

Our analysis of the market suggests that the online movie download industry is an emerging market. Our research shows that there are several companies offering video rental on the Internet. Some of these online outlets (such as http://www.blockbuster.com, http://www.netflix.com/, http://www.zip.ca) rent programming and send them through the regular mail. These companies have either started offering video on demand service in 2010 or have plans to do so in 2011. This present serious threat to our business as these businesses have significantly more resources than we do.

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

EMPLOYEES

As of December 29, 2010, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and two Directors provide services to us on an as-needed basis.

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

As of December 29, 2010, our executive officers and directors beneficially own 4,000,000 shares of our common stock in the aggregate, or approximately 90.70% of our issued and outstanding common stock. Mr. Fadi Zeidan, our President, Treasurer, Secretary and a director, owns 58.96% or 2,600,000 shares of the Company's common stock issued and outstanding. Mr. Ufuk Turk, a director, owns 1,400,000 shares, equivalent to 31.75%, of our issued and outstanding common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended September 30, 2010.

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

HOLDERS OF OUR COMMON STOCK

On December 29, 2010, there were 39 registered shareholders of our common stock, and 4,410,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of September 30, 2010, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2010, we did not sell any equity securities not registered under the Securities Act.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

During each month within the fourth quarter of the fiscal year ended September 30, 2010, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS" ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of September 30, 2010, and 2009, the Company had not undertaken any project related to the development of an internal-use website.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of September 30, 2010, and 2009, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of September 30, 2010, the Company had not capitalized any sums related to its website software to be sold and not recorded any sums in accumulated amortization related to its software.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. SURF records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended September 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended September 30, 2010, and 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts SURF could realize in a current market exchange. As of September 30, 2010, and 2009, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of September 30, 2010, and 2009, the Company maintained its cash account at one commercial bank. The account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and 2009, and revenues and expenses for the years ended September 30, 2010, and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

We are in the process of developing an "information only" web to promote our company and our product. The goal of this effort will be to create a presence on the Internet and attract potential customers to inquire about our services. A preliminary web site is now available at www.surfamovie.com. As well, we have retained the services of a software contractor for the development of our product. Our choice was based on a combination of competitive price, experience, ability to meet deadlines and stay within a budget. We are experiencing delays in the development of our software.

We have finished the specification of the product and created the High-Level. This part of our design work includes the specifications for the different modules to be developed.

We have signed an agreement to lease lease servers in a data center. We will lease one server for development starting July 2010 and another two servers for production in December 2010. We are however delayed in our development schedule and we do not expect we will need the production servers till May 2011.

Our goals for approximately the next twelve months (between October 1, 2010 and September 30, 2011) are to:

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
                                                         ==========

MILESTONES

Below is a brief description of our planned activities over the next 12 months starting January 1, 2011.

MONTHS 1 TO 3

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

MONTHS 4 TO 6

     *    Continue work on all development of all portals;
     * evaluate online ads, increase the frequency and monitor results weekly;
     *    begin work on training documentation for the video store owners;
     * review targeted "milestones" timetable and adjust workload, if necessary; and
     * begin discussions with four to six prospective beta customers for testing.

MONTHS 7 TO 9

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

MONTHS 10 TO 12

     *    Focus on the marketing and sale of our product
     *    Fixing bugs

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2010

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception), through September 30, 2010.

EXPENSES

Our expenses for the twelve month period ended September 30, 2010 and 2009 were $23,594 and $22,616, respectively. During the period from December 18, 2007 (date of inception), through September 30, 2010, we incurred expenses of $52,084. These expenses were comprised primarily of legal expenses, accounting expenses, SEC filing fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended September 30, 2010 and 2009 was $$23,594 and $22,616, respectively. During the period from December 18, 2007 (date of inception), through September 30, 2010, we incurred a net loss of $52,084. This loss consisted of legal expenses, accounting expenses, SEC filing fees, as well as bank fees. Since inception, we have sold 4,410,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2010 reflects assets of $17,470 in the form of cash and cash equivalents. Since inception, we have sold 4,410,000 shares of common stock with gross proceeds of $61,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of
Surf A Movie Solutions, Inc.
(A Development Stage Company)
Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Surf A Movie Solutions, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of expenses, shareholders' equity, and cash flows for the 2 years then ended and the period from December 17, 2007 (inception) through September 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surf A Movie as of September 30, 2010 and 2009 and the results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Surf A Movie will continue as a going concern. As discussed in Note 1 to the financial statements, Surf A Movie suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MaloneBailey, LLP
---------------------------------
MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

December 28, 2010

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2010 and 2009

                                                             September 30,      September 30,
                                                                 2010               2009
                                                               --------           --------
ASSETS

Cash                                                           $ 17,470           $ 10,744
Prepaid expenses                                                  2,000                120
                                                               --------           --------

Total Assets                                                   $ 19,470           $ 10,864
                                                               ========           ========

LIABILITY

Accounts payable and accrued liabilities                       $ 10,554           $  3,354
                                                               --------           --------

STOCKHOLDERS' EQUITY(DEFICIT)

Common stock authorized -
  50,000,000 common shares with a par value of $0.001
Common stock issued and outstanding -
  4,410,000 common shares                                         4,410              4,000
Additional paid in capital                                       56,590             16,000
Subscriptions received                                               --             16,000
Deficit accumulated in the development stage                    (52,084)           (28,490)
                                                               --------           --------

Total Stockholders'  Equity                                       8,916              7,510
                                                               --------           --------

Total Liabilities and Stockholders' Equity                     $ 19,470           $ 10,864
                                                               ========           ========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Expenses
For the years ended September 30, 2010 and 2009 and The period from inception to September 30, 2010

                                                                                                     Period from
                                                                                                      Inception
                                                          Year Ended            Year Ended        (Dec. 17, 2007) to
                                                         September 30,         September 30,         September 30,
                                                             2010                  2009                  2010
                                                          -----------           -----------           -----------
Revenue                                                   $       --            $       --            $       --

Expenses:
  General and administrative                                  23,594                22,616                52,084
                                                          ----------            ----------            ----------

Net loss                                                  $  (23,594)           $  (22,616)           $  (52,084)
                                                          ==========            ==========            ==========

Basic and diluted (loss) per common share                 $    (0.01)           $    (0.01)
                                                          ==========            ==========

Weighted average number of common shares outstanding       4,375,178             4,000,000
                                                          ==========            ==========


    The accompanying notes are an integral part of these financial statements

                          Surf A Movie Solutions Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
    For the period from Inception (December 18, 2007) to September 30, 2010

                                                                                                 Deficit
                                                                                               Accumulated
                                                                   Additional                    During
                                              Common Shares         Paid In    Subscriptions   Development
                                         Issued Shares    Amount    Capital      Received         Stage        Equity
                                         -------------    ------    -------      --------         -----        ------
Balance, December 18, 2007 (inception)            --      $   --    $    --      $     --       $     --      $     --

Shares issued to founder on Dec 18,
 2008 @ $0.005 per share                   4,000,000       4,000     16,000            --             --        20,000

Net (Loss)                                        --          --         --            --         (5,874)       (5,874)
                                           ---------      ------    -------      --------       --------      --------

Balance, September 30, 2008                4,000,000       4,000     16,000            --         (5,874)       14,126

Subscriptions received                            --          --         --        16,000             --        16,000

Net (Loss)                                        --          --         --            --        (22,616)      (22,616)
                                           ---------      ------    -------      --------       --------      --------

Balance, September 30, 2009                4,000,000       4,000     16,000        16,000        (28,490)        7,510

Private placement closed on
 October 31, 2009 @ $0.10 per share          410,000         410     40,590       (16,000)            --        25,000

Net (loss)                                        --          --         --            --        (23,594)      (23,594)
                                           ---------      ------    -------      --------       --------      --------

Balance, September 30, 2010                4,410,000      $4,410    $56,590      $     --       $(52,084)     $  8,916
                                           =========      ======    =======      ========       ========      ========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from Inception (December 18, 2007) to September 30, 2010

                                                                                                 Period from
                                                                                                  Inception
                                                            Year Ended         Year Ended     (Dec. 17, 2007) to
                                                           September 30,      September 30,      September 30,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss)                                                 $(23,594)          $(22,616)          $(52,084)
  Increase in prepaid expenses                                 (1,880)             2,580             (2,000)
  Increase in accounts payable and accrued liabilities          7,200             (1,500)            10,554
                                                             --------           --------           --------

Increase (Decrease) in cash from operating activities         (18,274)           (21,536)           (43,530)
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                           --             16,000             16,000
  Sale of stock                                                25,000                 --             45,000
                                                             --------           --------           --------

Total Liability                                                25,000             16,000             61,000
                                                             --------           --------           --------

Net change in cash                                              6,726             (5,536)            17,470

Cash, beginning of period                                      10,744             16,280                 --
                                                             --------           --------           --------

Cash, end of period                                          $ 17,470           $ 10,744           $ 17,470
                                                             ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30 , 2010


NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

Surf A Movie Solutions Inc. (the "Company"), incorporated in Nevada on December 18, 2007, is a development stage company engaged in the development, sales and marketing of online video stores. The Company is creating a "turn-key" solution to enable customers to open a video rental storefront on the Internet. A "turn-key" solution is an easy to use solution that includes all tools and features necessary to enable its customers to offer download-based video rental service and is intended to enable its customers to set-up their video store without the need for third party's tools. The Company's product will enable video store customers to download rented movies to their computers to be played using Microsoft Media Player. The product will be offered as a service hosted on the Company's servers which will be located in a preferred data center in North America.

Going Concern

These financial statements have been prepared on a going concern basis. Surf a movie has incurred losses since inception and has a working capital deficit, which raises substantial doubt about Surf a movie's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of Surf a movie's to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES

The Company provides for income taxes under ASC 740, "Accounting for Income Taxes." ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 3 - STOCKHOLDERS' EQUITY

On October 31, 2009, the Company issued 410,000 common shares for total proceeds of $41,000. Of these proceeds, $16,000 cash was received prior to September 30, 2009.

NOTE 4 - INCOME TAX

Surf a movie uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal year 2010, Surf a Movie incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $52,084 at September 30, 2010, and will expire in the year 2030.

At September 30, 2010, deferred tax assets consisted of the following:

                   Deferred tax asset                 $17,709
                   Less: valuation allowance           17,709
                                                      -------
                   Net deferred tax asset             $    --
                                                      =======

NOTE 5-SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 20, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President and Treasurer (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

         Name             Age                     Position
         ----             ---                     --------

     Fadi Zeidan          41       President, Secretary, Treasurer and Director
     Ufuk Turk            33       Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and stockholders holding more than 10% of the outstanding common stock of companies with a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of the common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the issuer with copies of all Section 16(a) reports they file. During the fiscal year ended September 30, 2010, our common stock was registered under
Section 12 of the Exchange Act on December 21, 2009.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2010; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2010;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                          Non-Equity   Nonqualified
                 Fiscal Year                                              Incentive      Deferred
                    Ended                                       Option       Plan      Compensation   All Other
                  September    Salary    Bonus   Stock Awards   Awards   Compensation    Earnings    Compensation   Total
Name                 30,         ($)      ($)         ($)         ($)        ($)            ($)          ($)         ($)
----              ---------    ------    -----   ------------   ------   ------------    --------    ------------   -----
Fadi Zeidan (1)     2010          0        0          0            0           0             0            0           0
                    2009          0        0          0            0           0             0            0           0

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

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended September 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of December 29, 2010, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

The percentage ownership information shown in the table below is calculated based on 4,410,000 shares of our common stock issued and outstanding as of December 29, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                           Name and Address of       Amount and Nature of         Percentage
Title of Class            Beneficial Owner (2)       Beneficial Ownership        of Class (1)
--------------            --------------------       --------------------        ------------
Common Stock                Fadi Zeidan                    2,600,000                58.96%

Common Stock                Ufuk Turk                      1,400,000                31.75%

All officers and directors
 as a group (2 persons)                                    4,000,000                90.70%

----------
(1) Based on 4,410,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                                                                                  Number of Securities
                              Number of Securities to be                                        Remaining Available for
                               Issued Upon Exercise of         Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,        Price of Outstanding Options,    Equity Compensation Plans
                                 Warrants and Rights             Warrants and Rights             (excluding column (a))
   Plan Category                         (a)                             (b)                             (c)
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the years ended September 30, 2010 and 2009, MaloneBailey, LLP. charged us for $8,100 and $7,600, respectively, in audit and quarterly review fees.

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

                       SURF A MOVIE SOLUTIONS, INC.


                       By: /s/ Fadi Zeidan
                           -----------------------------------------------------
                           Fadi Zeidan
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer) December 29, 2010

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

Signatures                                        Title                                        Date
----------                                        -----                                        ----


/s/ Fadi Zeidan               President, Treasurer, Secretary, and Director              December 29, 2010
-----------------------       (Principal Executive and Principal Financial Officer)
Fadi Zeidan


/s/ Ufuk Turk                 Director                                                   December 29, 2010
-----------------------
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