Form 10-Q
period 2010-12-31
SURF A MOVIE SOLUTIONS INC
filed 2011-02-09
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

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

                                 (714) 475-3516
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at February 09, 2011.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.  Financial Statements - Unaudited                                3

     Item 2.  Management's Discussion and Analysis of Financial Condition     7
              and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     12

     Item 4T. Controls and Procedures                                        12

PART II. Other Information:

     Item 1.  Legal Proceedings                                              12

     Item 1A. Risk Factors                                                   12

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    12

     Item 3.  Defaults Upon Senior Securities                                12

     Item 4.  Submission of Matters to a Vote of Security Holders            12

     Item 5.  Other Information                                              12

     Item 6.  Exhibits                                                       13

Signatures                                                                   14

ITEM 1. FINANCIAL STATEMENTS

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                                               December 31,      September 30,
                                                                  2010               2010
                                                                --------           --------
CURRENT ASSETS
  Cash                                                          $ 15,157           $ 17,470
  Prepaid expenses                                                 3,768              2,000
                                                                --------           --------

Total Assets                                                    $ 18,925           $ 19,470
                                                                ========           ========

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $ 11,744           $ 10,554
                                                                --------           --------
Total Liabilities                                                 11,744             10,554
                                                                --------           --------

STOCKHOLDERS' EQUITY
  Common stock authorized -
   50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,410,000 common shares                                         4,410              4,410
  Additional paid in capital                                      56,590             56,590
  Deficit accumulated in the development stage                   (53,819)           (52,084)
                                                                --------           --------
Total Stockholders' Equity                                         7,181             10,916
                                                                --------           --------

Total Liabilities and Stockholders' Equity                      $ 18,925           $ 19,470
                                                                ========           ========


         The accompanying notes are an integral part of these unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)

                                                                                                  Period from
                                                              Three Months      Three Months       Inception
                                                                 Ended             Ended      (Dec. 17, 2007) to
                                                              December 31,      December 31,      December 31,
                                                                 2010              2009              2010
                                                              ----------        ----------        ----------
Expenses:
  General and administrative                                  $    1,735        $    3,964        $   53,819
                                                              ----------        ----------        ----------

Net (loss)                                                    $   (1,735)       $   (3,964)       $  (53,819)
                                                              ==========        ==========        ==========

Basic and diluted (loss) per common share                     $    (0.00)       $    (0.00)
                                                              ==========        ==========

Weighted average number of common shares outstanding           4,410,000         4,000,000
                                                              ==========        ==========


         The accompanying notes are an integral part of these unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)

                                                                                                     Period from
                                                                Three Months       Three Months       Inception
                                                                   Ended              Ended       (Dec. 17, 2007) to
                                                                December 31,       December 31,       December 31,
                                                                   2010               2009               2010
                                                                 --------           --------           --------
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net (loss)                                                     $ (1,735)          $ (3,964)          $(53,819)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     (Increase) in prepaid expenses                                (1,768)               120             (3,768)
     Increase in accounts payable                                   1,190              1,467             11,744
                                                                 --------           --------           --------
Net cash used in operating activities                              (2,313)            (2,377)           (45,843)
                                                                 --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                               --                 --             16,000
  Proceeds from Sale of stock                                          --             25,000             45,000
                                                                 --------           --------           --------
Net cash provided by financing activities                              --             25,000             61,000
                                                                 --------           --------           --------

Net change in cash                                                 (2,313)            22,623             15,157
Cash, beginning of period                                          17,470             10,744                 --
                                                                 --------           --------           --------

Cash, end of period                                              $ 15,157           $ 33,367           $ 15,157
                                                                 ========           ========           ========


         The accompanying notes are an integral part of these unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Surf a Movie Solutions have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Surf a Movie Solution's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of December 31, 2010, Surf a Movie Solutions has not generated any revenue since inception and has accumulated losses .The continuation of Surf a Movie Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Surf a Movie Solutions' ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Shares - Authorized

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

On December 18, 2009, the company issued 4,000,000 common shares for total proceeds of $20,000.

On October 31, 2009, the Company issued 410,000 common shares for total proceeds of $41,000.

As at December 31, 2010, the company has no warrants or options outstanding.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to December 31, 2010, we have incurred accumulated net losses during the development stage of $53,819. As of December 31, 2010, we had $18,925 in current assets and current liabilities of $11,744.

RESULTS OF OPERATIONS

From the date of our incorporation on December 17, 2007 to December 31, 2010, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED WITH THE PERIOD THREE MONTH PERIOD ENDED DECEMBER 31, 2009.

We experienced a net loss of $1,735 for the three month period ended December 31, 2010 compared to operating losses of $3,964 for the three month period ended December 31, 2009 and deficit accumulated in the development stage $ 53,819.

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

We have signed an agreement to lease servers in a data center. Our plan was to lease one server for development starting July 2010 and another two servers for production in December 2010. However our plans have been delayed and we expect to lease the development server no sooner than May 2011 and the production servers no sooner than December 2011.

Our goals for approximately the next twelve months (between January 1, 2011 and December 31, 2011) are to:

     * DESIGN OF WEB INTERFACES: The usability of our web site and its visual appeal are very important to the success of our Internet-based services. We will hire a web interface designer to work with our directors on the layout of the web pages and to optimize how the web pages interact with the user. We expect that this task will take approximately two months to complete. We have identified a web designer for this task.
     * DEVELOP SURF A MOVIE WEBSITE: Our web site will contain information to help an entity evaluate our solution to open an online movie rental business. It will enable the entity to sign up for our service. Once they sign up and payment is made via PayPal, an account will be created, which will be protected by a user specific username and password. Our customers will be able to login to their portal through our web site and proceed with the creation of their online store. Our web site will also contain examples and templates of video stores. We anticipate that the development of our website will take approximately one month to complete.
     * DEVELOP THE CUSTOMER PORTAL: When a web site visitor wishes to make a purchase (i.e., rent a video from the online video store) he or she will be required to create a user or a customer account which will be protected by a password of his or her choice. After the account is created, he or she will be able to proceed to make the payment for their video selection(s). As soon as a payment confirmation is generated from PayPal, the purchased videos will be available for download for a limited period of time. The customer will be able to login to his or her account and download the videos within the specified period. The next time the customer wishes to make a purchase, he or she will simply have to login to their existing account. We anticipate that it will take approximately one month to develop the customer portal feature. We have started the development of this part of the product. We are however experiencing difficulty with the video delivery part of the portal.
     * DEVELOP THE STORE OWNERS' PORTAL: Each video store owner who purchases one of our turn-key operations will be required to begin by completing the online registration form. We will review each online registration form for approval. Once approved, a "Business Owner's Account" will be created, and within the portal, the video store owners will find the necessary information and tools to create their store. They will be able to add and edit categories, add videos, description, trailer, top 10 list, top videos by category, etc... Helpful hints and instructions will be included in each step of the portal to assist the store owner in the set-up and maintenance phase of the online store. We expect that it will take approximately four months to develop the store owners' portal.
     * DEVELOP SURF A MOVIE'S ADMINISTRATIVE PORTAL: This portal will allow us to approve or suspend an online video store if necessary. It will enable us to append notes to document our relationship and correspondence with each individual store owner. In addition, this feature will automatically calculate the amount of rental revenue (minus fees) that we owe to a store owner. Further, it will enable our directors and staff to access a wide range of reporting related to sales and where end users are coming from. We expect that development of this feature will take approximately one month to complete.
     *    IMPLEMENT  A  DIGITAL  RIGHTS  MANAGEMENT:  We  will  be  implementing
          Microsoft Digital Right Management ("DRM") system to prevent the copying and exchange of copies of online movies between multiple persons, in an effort to protect the intellectual property of the video store owners and their revenue stream. We expect that it will take approximately one month to implement the DRM with our site.

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

We have selected a company to lease and host our development and production servers. As well, we have selected our development contractor. We have published a preliminary web site for our company located at www.surfamovie.com and are working on a more robust web site. We have finished the development of Specifications and the High-Level Design of our product. As well, we have commenced with the programming of the different elements of our products.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting January 1, 2011.

              Accounting & Legal                          $ 8,000
              Transfer Agent                              $ 2,500
              Server Leasing & hosting                    $ 3,100
              Additional Data Traffic                     $   400
              Product Development                         $10,900
              Telephone                                   $   200
              Web hosting                                 $    60
              Corporate and marketing collateral          $ 2,450
              Marketing                                   $ 3,000
              Sales Support Staff                         $ 4,000
              Office Equipment                            $ 1,200
              Office Rental                               $ 2,280
              Office Supplies                             $ 1,200
              Misc. Expenditure                           $ 7,100
                                                          -------

              TOTAL                                       $40,000
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

REVENUES

We had no revenues for the period from December 17, 2007 (date of inception) through December 31, 2010. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be approximately twelve months following the completion of the Offering. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At December 31, 2010, we had a working capital of $7,181, total assets of $18,925 which included cash of $15,157, and total liabilities of $11,744.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $15,157 will be extinguished by June 2011 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by December 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURE

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

SURF A MOVIE SOLUTIONS INC.


By: /s/ Fadi Zeidan
    --------------------------------------------------
    Fadi Zeidan,
    President, Secretary, Treasurer and Director
    (on behalf of the Registrant and as the principal
    executive officer principal financial officer and
    principal accounting officer)

Date: February 11, 2011

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