Form 10-Q
period 2011-03-31
SURF A MOVIE SOLUTIONS INC
filed 2011-05-13
CIK 1452804

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at May 13, 2011.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.  Financial Statements - Unaudited                                 3

     Item 2.  Management's Discussion and Analysis of Financial Condition      9
              and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

     Item 4T. Controls and Procedures                                         14

PART II. Other Information:
                                                                              14
     Item 1.  Legal Proceedings

     Item 1A. Risk Factors                                                    14

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     14

     Item 3.  Defaults Upon Senior Securities                                 14

     Item 4.  Submission of Matters to a Vote of Security Holders             15

     Item 5.  Other Information                                               15

     Item 6.  Exhibits                                                        15

Signatures                                                                    16

ITEM 1. FINANCIAL STATEMENTS

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                                                 March 31,        September 30,
                                                                   2011               2010
                                                                 --------           --------
CURRENT ASSETS
  Cash                                                           $  8,960           $ 17,470
  Prepaid expenses                                                  1,768              2,000
                                                                 --------           --------

      Total Assets                                               $ 10,728           $ 19,470
                                                                 ========           ========

CURRENT LIABILITY
  Accounts payable and accrued liabilities                       $  8,104           $ 10,554
                                                                 --------           --------
      Total Liability                                               8,104             10,554
                                                                 --------           --------
STOCKHOLDERS' EQUITY
  Common stock authorized -
    50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
    4,410,000 common shares                                         4,410              4,410
  Additional paid in capital                                       56,590             56,590
  Subscriptions received                                               --                 --
  Deficit accumulated in the development stage                    (58,376)           (52,084)
                                                                 --------           --------
      Total Stockholders' Equity                                    2,624             10,916
                                                                 --------           --------

      Total Liabilities and Stockholders' Equity                 $ 10,728           $ 19,470
                                                                 ========           ========


              The accompanying notes are an integral part of these
                         unaudied financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                        Period from
                                                                                                       Dec. 17, 2007
                                             Three Months   Three Months   Six Months     Six Months    (Inception)
                                                Ended          Ended         Ended          Ended           to
                                               March 31,      March 31,     March 31,      March 31,     March 31,
                                                 2011           2010          2011           2010          2011
                                              ----------     ----------    ----------     ----------    ----------
Expenses:
  General and administrative                  $    4,557     $    8,435    $    6,292     $   12,400    $   58,376
                                              ----------     ----------    ----------     ----------    ----------
Net (loss) before income taxes                    (4,557)        (8,435)       (6,292)       (12,400)      (58,376)

Provision for income taxes                            --             --            --             --            --
                                              ----------     ----------    ----------     ----------    ----------

Net (loss)                                    $   (4,557)    $   (8,435)   $   (6,292)    $  (12,400)   $  (58,376)
                                              ==========     ==========    ==========     ==========    ==========

Basic and diluted (loss) per common share     $    (0.00)    $    (0.00)   $    (0.00)    $    (0.00)
                                              ==========     ==========    ==========     ==========
Weighted average number of common shares
 outstanding                                   4,410,000      4,000,000     4,410,000      4,000,000
                                              ==========     ==========    ==========     ==========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Shares         Additional                  During
                                       -----------------------     Paid In   Subscriptions  Development
                                       Issued Shares    Amount     Capital     Received        Stage        Equity
                                       -------------    ------     -------     --------        -----        ------
Balance, December 18, 2007 (inception)          --     $    --     $     --    $     --      $     --     $     --

Shares issued to founder on
 Dec 18, 2008 @ $0.005 per share         4,000,000       4,000       16,000          --            --       20,000

Net (Loss)                                      --          --           --          --        (5,874)      (5,874)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2008              4,000,000       4,000       16,000          --        (5,874)      14,126

Subscriptions received                          --          --           --      16,000            --       16,000

Net (Loss)                                      --          --           --          --       (22,616)     (22,616)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2009              4,000,000       4,000       16,000      16,000       (28,490)       7,510

Private placement closed on
 October 31, 2009 @ $0.10 per share        410,000         410       40,590     (16,000)           --       25,000

Net (loss)                                      --          --           --          --       (23,594)     (23,594)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2010              4,410,000       4,410       56,590          --       (52,084)       8,916

Net (loss)                                      --          --           --          --        (6,292)      (6,292)
                                         ---------     -------     --------    --------      --------     --------

Balance, March 31, 2011                  4,410,000     $ 4,410     $ 56,590    $     --      $(58,376)    $  6,624
                                         =========     =======     ========    ========      ========     ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                                              Period
                                                                      Six Months         Six Months       from Inception
                                                                        Ended              Ended        (Dec. 17, 2007) to
                                                                       March 31,          March 31,          March 31,
                                                                         2011               2010               2011
                                                                       --------           --------           --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss)                                                           $ (6,292)          $(12,400)          $(58,376)
  (Increase) in prepaid expenses                                            232             (1,880)            (1,768)
  Increase in accounts payable                                           (2,450)                --              8,104
                                                                       --------           --------           --------
           Increase (Decrease) in cash from operating activities         (8,510)           (14,280)           (52,040)
                                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                                     --             25,000                 --
  Sale of stock                                                              --                 --             61,000
                                                                       --------           --------           --------
      Total Liability                                                        --             25,000             61,000
                                                                       --------           --------           --------
Net change in cash                                                       (8,510)            10,720              8,960
Cash, beginning of period                                                17,470             10,744                 --
                                                                       --------           --------           --------

Cash, end of period                                                    $  8,960           $ 21,464           $  8,960
                                                                       ========           ========           ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           Surf A Movie Solutions Inc.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Surf a Movie Solutions (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Surf a Movie Solution's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of December 31, 2010, Surf a Movie Solutions has not generated any revenue since inception and has accumulated losses .The continuation of Surf a Movie Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Surf a Movie Solutions' ability to continue as a going concern

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to March 31, 2011, we have incurred accumulated net losses during the development stage of $58,376. As of March 31, 2011, we had $10,728 in current assets and current liabilities of $8,104.

RESULTS OF OPERATIONS

From the date of our incorporation on December 17, 2007 to March 31, 2011, we have been a development stage company that has generated minimal revenues.

THREE MONTHS PERIOD ENDED MARCH 31, 2011 COMPARED WITH THE PERIOD THREE MONTHS PERIOD ENDED MARCH 31, 2010.

We experienced a net loss of $4,557 for the three months period ended March 31, 2011 compared to operating losses of $8,435 for the three months period ended March 31, 2010 and deficit accumulated in the development stage $ 58,376.

SIX MONTHS PERIOD ENDED MARCH 31, 2011 COMPARED WITH THE PERIOD SIX MONTHS PERIOD ENDED MARCH 31, 2010.

We experienced a net loss of $6,292 for the six months period ended March 31, 2011 compared to operating losses of $12,400 for the six months period ended March 31, 2010 and deficit accumulated in the development stage $ 58,376.

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

We have signed an agreement to lease servers in a data center. Our plan was to lease one server for development starting July 2010 and another two servers for production in December 2010. Our plans were delayed and we expect to lease the development server no sooner than July 2011 and the production servers no sooner than March 2012.

Our goals for approximately the next twelve months (between April 1, 2011 and March 31, 2012) are to:

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

We should note that we are running very late in our development schedule and that we are running low on funding with little prospect of raising additional capital.

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting April 1, 2011.

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
                                                  =======

MILESTONES

Below is a brief description of our planned activities over the next 12 months starting April 1, 2011.

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

MONTHS 7 TO 9

     * Complete development of website, software and all intended features and functions;
     * conduct our Beta trial and complete modifications to our product trials with several beta customers;
     *    correct any detected discovered defects;
     *    interview and hire sales support staff to start work in month eleven;
          o promote the upcoming official of our site in Google online ads; and
     *    launch the product in month 12.

MONTHS 10 TO 12

     *    Focus on the marketing and sale of our product
     *    Fixing bugs

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from December 17, 2007 (date of inception) through March 31, 2011. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At March 31, 2011, we had a working capital of $2,624, total assets of $10,728 which included cash of $8,960, and total liabilities of $8,104.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $8,960 will be extinguished by June 2011 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by March 2012.

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

SURF A MOVIE SOLUTIONS INC.


By: /s/ Fadi Zeidan
    ------------------------------------------------
    Fadi Zeidan, President, Secretary, Treasurer and
    Director (on behalf of the Registrant and as the
    principal executive officer principal financial
    officer and principal accounting officer)

Date: May 13, 2011

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