Form 10-Q
period 2011-06-30
SURF A MOVIE SOLUTIONS INC
filed 2011-08-15
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to ____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at August 15, 2011.

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

ITEM 1. FINANCIAL STATEMENTS

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets

                                                                June 30,         September 30,
                                                                  2011               2010
                                                                --------           --------
ASSETS
  Cash                                                          $  8,480           $ 17,470
  Prepaid expenses                                                 1,768              2,000
                                                                --------           --------

Total Assets                                                    $ 10,248           $ 19,470
                                                                ========           ========

LIABILITY
  Accounts payable and accrued liabilities                      $ 10,154           $ 10,554
                                                                --------           --------

Total Liability                                                   10,154             10,554
                                                                --------           --------

STOCKHOLDERS' EQUITY (NOTE 4)
  Common stock authorized -
   50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,410,000 common shares                                         4,410              4,410
  Additional paid in capital                                      56,590             56,590
  Subscriptions received                                              --                 --
  Deficit accumulated in the development stage                   (60,906)           (52,084)
                                                                --------           --------

Total Stockholders' Equity                                            94             10,916
                                                                --------           --------

Total Liabilities and Stockholders' Equity                      $ 10,248           $ 19,470
                                                                ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Operations
For the three and nine months ended June 30, 2011 and 2010 and The period from inception to June 30, 2011

                                                                                                      Period
                                  Three Months    Three Months    Nine Months     Nine Months     from Inception
                                     Ended           Ended           Ended           Ended      (Dec. 17, 2007) to
                                    June 30,        June 30,        June 30,        June 30,         June 30,
                                      2011            2010            2011            2010             2011
                                   ----------      ----------      ----------      ----------       ----------
Revenue                            $       --      $       --      $       --      $       --       $       --

Expenses:
  General and administrative            2,530           2,774           8,822          15,174           60,906
                                   ----------      ----------      ----------      ----------       ----------

Net (loss) before income taxes         (2,530)         (2,774)         (8,822)        (15,174)         (60,906)

Provision for income taxes                 --              --              --              --               --
                                   ----------      ----------      ----------      ----------       ----------

Net (loss)                         $   (2,530)     $   (2,774)     $   (8,822)     $  (15,174)      $  (60,906)
                                   ==========      ==========      ==========      ==========       ==========
Basic and diluted (loss) per
 common share                      $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                   ==========      ==========      ==========      ==========
Weighted average number of
 common shares outstanding          4,410,000       4,410,000       4,410,000       4,363,433
                                   ==========      ==========      ==========      ==========


                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from Inception (December 18, 2007) to December 31, 2010

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Shares         Additional                  During
                                       -----------------------     Paid In   Subscriptions  Development
                                       Issued Shares    Amount     Capital     Received        Stage        Equity
                                       -------------    ------     -------     --------        -----        ------
Balance, December 18, 2007 (inception)          --     $    --     $     --    $     --      $     --     $     --

Shares issued to founder on
 Dec 18, 2008 @ $0.005 per share         4,000,000       4,000       16,000          --            --       20,000

Net (Loss)                                      --          --           --          --        (5,874)      (5,874)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2008              4,000,000       4,000       16,000          --        (5,874)      14,126

Subscriptions received                          --          --           --      16,000            --       16,000

Net (Loss)                                      --          --           --          --       (22,616)     (22,616)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2009              4,000,000       4,000       16,000      16,000       (28,490)       7,510

Private placement closed on
 October 31, 2009 @ $0.10 per share        410,000         410       40,590     (16,000)           --       25,000

Net (loss)                                      --          --           --          --       (23,594)     (23,594)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2010              4,410,000       4,410       56,590          --       (52,084)       8,916

Net (loss)                                      --          --           --          --        (8,822)      (8,822)
                                         ---------     -------     --------    --------      --------     --------

Balance, June 30, 2011                   4,410,000     $ 4,410     $ 56,590    $     --      $(60,906)    $     94
                                         =========     =======     ========    ========      ========     ========


                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from Inception (December 18, 2007) to June 30, 2011

                                                                                                   Period
                                                           Nine Months        Nine Months      from Inception
                                                             Ended              Ended        (Dec. 17, 2007) to
                                                            June 30,           June 30,           June 30,
                                                              2011               2010               2011
                                                            --------           --------           --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss)                                                $ (8,822)          $(15,174)          $(60,906)
  (Increase) in prepaid expenses                                 232             (1,880)            (1,768)
  Increase in accounts payable                                  (400)             2,350             10,154
                                                            --------           --------           --------

Increase (Decrease) in cash from operating activities         (8,990)           (14,704)           (52,520)
                                                            --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                          --             25,000                 --
  Sale of stock                                                   --                 --             61,000
                                                            --------           --------           --------

Total Liability                                                   --             25,000             61,000
                                                            --------           --------           --------

Net change in cash                                            (8,990)            10,296              8,480
Cash, beginning of period                                     17,470             10,744                 --
                                                            --------           --------           --------

Cash, end of period                                         $  8,480           $ 21,040           $  8,480
                                                            ========           ========           ========


                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Surf A Movie Solutions Inc. (the "Company"), incorporated in Nevada on December 18, 2007, is a development stage company in accordance with ASC 915. Company is engaged in the development, sales and marketing of online video stores. The Company is creating a "turn-key" solution to enable customers to open a video rental storefront on the Internet. A "turn-key" solution is an easy to use solution that includes all tools and features necessary to enable its customers to offer download-based video rental service and is intended to enable its customers to set-up their video store without the need for third party's tools. The Company's product will enable video store customers to download rented movies to their computers to be played using Microsoft Media Player. The product will be offered as a service hosted on the Company's servers which will be located in a preferred data center in North America.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to June 30, 2011, we have incurred accumulated net losses during the development stage of $60,906. As of June 30, 2011, we had $10,248 in current assets and current liabilities of $10,154.

RESULTS OF OPERATIONS

From the date of our incorporation on December 17, 2007 to June 30, 2011, we have been a development stage company that has generated minimal revenues.

THREE MONTHS PERIOD ENDED JUNE 30, 2011 COMPARED WITH THE PERIOD THREE MONTHS PERIOD ENDED JUNE 30, 2010.

We experienced a net loss of $2,530 for the three months period ended June 30, 2011 compared to operating losses of $2,774 for the three months period ended June 30, 2010 and deficit accumulated in the development stage $60,906.

NINE MONTHS PERIOD ENDED JUNE 30, 2011 COMPARED WITH THE PERIOD SIX MONTHS PERIOD ENDED JUNE 30, 2010.

We experienced a net loss of $8,822 for the none months period ended June 30, 2011 compared to operating losses of $15,174 for the nine months period ended June 30, 2010 and deficit accumulated in the development stage $60,906.

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

Our goals for approximately the next twelve months (between July 1, 2011 and June 30, 2012) are to:

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting July 1, 2011.

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
                                                          =======


MILESTONES

Below is a brief description of our planned activities over the next 12 months starting July 1, 2011.

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

REVENUES

We had no revenues for the period from December 17, 2007 (date of inception) through June 30, 2011. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At June 30, 2011, we had a working capital of $94, total assets of $10,248 which included cash of $8,480, and total liabilities of $10,154.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $8,480 will be extinguished by September 2011 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by June 2012.

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

SURF A MOVIE SOLUTIONS INC.


By: /s/ Fadi Zeidan
    --------------------------------------------
    Fadi Zeidan, President, Secretary, Treasurer
    and Director (on behalf of the Registrant
    and as the principal executive officer
    principal financial officer and principal
    accounting officer)

Date: August 15, 2011

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