Form 10-K
period 2011-09-30
SURF A MOVIE SOLUTIONS INC
filed 2011-12-27
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 000-53855

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 27, 2011, there were 4,410,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
          PART I
ITEM 1.   Business                                                             4
ITEM 1A   Risk Factors                                                         9
ITEM 1B   Unresolved Staff Comments                                           14
ITEM 2.   Properties                                                          14
ITEM 3.   Legal Proceedings                                                   14
ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

          PART II
ITEM 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   14
ITEM 6    Selected Financial Data                                             15
ITEM 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk          21
ITEM 8.   Financial Statements and Supplementary Data                         22
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            30
ITEM 9A.  Controls and Procedures                                             30
ITEM 9B.  Other Information                                                   30

          PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance              31
ITEM 11.  Executive Compensation                                              32
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     34
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        35
ITEM 14.  Principal Accounting Fees and Services                              35
ITEM 15.  Exhibits, Financial Statement Schedules                             36
          Signatures                                                          37

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

ITEM 1. BUSINESS.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to September 30, 2011, we have incurred accumulated net losses of $67,676. As of September 30, 2011, we had $7,608 in current assets and $14,284 in current liabilities.

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

EMPLOYEES

As of December 26, 2011, we have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and two Directors provide services to us on an as-needed basis.

ITEM 1A. RISK FACTORS.

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

As of December 26, 2011, our executive officers and directors beneficially own 4,000,000 shares of our common stock in the aggregate, or approximately 90.70% of our issued and outstanding common stock. Mr. Fadi Zeidan, our President, Treasurer, Secretary and a director, owns 58.96% or 2,600,000 shares of the Company's common stock issued and outstanding. Mr. Ufuk Turk, a director, owns 1,400,000 shares, equivalent to 31.75%, of our issued and outstanding common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own interests in any real property.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended September 30, 2011.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

HOLDERS OF OUR COMMON STOCK

On December 26, 2011, there were 39 registered shareholders of our common stock, and 4,410,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of September 30, 2011, we had not adopted an equity compensation plan and had not granted any stock options.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2011, we did not sell any equity securities not registered under the Securities Act.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

During each month within the fourth quarter of the fiscal year ended September 30, 2011, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under Emerging Issues Taskforce Statement 00-2, "ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS" ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. As of September 30, 2011, the Company had not undertaken any project related to the development of an internal-use website.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

Under Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of September 30, 2011, the Company had not undertaken any projects related to the development of internal-use software.

COSTS OF COMPUTER SOFTWARE TO BE SOLD OR OTHERWISE MARKETED

Under Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS No. 86"), the Company capitalizes costs associated with the development of certain software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of September 30, 2011, the Company had not capitalized any sums related to its website software to be sold and not recorded any sums in accumulated amortization related to its software.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. SURF records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended September 30, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended September 30, 2011, and 2010.

DEFERRED OFFERING COSTS

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of September 30, 2011, SURF did not have any reclassified deferred offering costs.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts SURF could realize in a current market exchange. As of September 30, 2011, and 2010, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

CONCENTRATION OF RISK

As of September 30, 2011, and 2010, the Company maintained its cash account at one commercial bank. The account was subject to FDIC coverage.

ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and 2010, and revenues and expenses for the years ended September 30, 2011, and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

We are delayed in our development schedule and we do not expect we will need the production servers till May 2012.

Our goals for approximately the next twelve months (between October 1, 2011 and September 30, 2012) are to:

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the twelve months:

             Accounting & Legal                          $ 8,000.00
             Transfer Agent                              $ 2,500.00
             Server Leasing & hosting                    $ 3,100.00
             Additional Data Traffic                     $   400.00
             Product Development                         $14,900.00
             Telephone                                   $   200.00
             Web hosting                                 $    60.00
             Corporate and marketing collateral          $ 2,450.00
             Marketing                                   $ 3,000.00
             Sales Support Staff                         $     0.00
             Office Equipment                            $ 1,200.00
             Office Rental                               $ 2,280.00
             Office Supplies                             $ 1,200.00
             Misc. Expenditure                           $ 7,100.00
                                                         ----------

             TOTAL                                       $46,390.00
                                                         ==========

MILESTONES

Below is a brief description of our planned activities over the next 12 months starting January 1, 2012.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2011

REVENUES

We had no revenues for the period from December 18, 2007 (date of inception), through September 30, 2011.

EXPENSES

Our expenses for the twelve month period ended September 30, 2011and 2010 were $15, 592 and $23,594, respectively. During the period from December 18, 2007 (date of inception), through September 30, 2011, we incurred expenses of $67,676. These expenses were comprised primarily of legal expenses, accounting expenses, SEC filing fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended September 30, 2011 and 2010 was $15,592 and $23,594, respectively. During the period from December 18, 2007 (date of inception), through September 30, 2011, we incurred a net loss of $67,676. This loss consisted of legal expenses, accounting expenses, SEC filing fees, as well as bank fees. Since inception, we have sold 4,410,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2011 reflects assets of $4,840 in the form of cash and cash equivalents. Since inception, we have sold 4,410,000 shares of common stock with gross proceeds of $61,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of
Surf A Movie Solutions, Inc.
(A Development Stage Company)
Huntington Beach, California

We have audited the accompanying balance sheets of Surf A Movie Solutions, Inc. ("Surf A Movie" or the "Company"), a development stage company, as of September 30, 2011 and 2010 and the related statements of expenses, changes in shareholders' equity (deficit), and cash flows for the years then ended and the period from December 17, 2007 (inception) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from December 17, 2007 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Surf A Movie will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MaloneBailey, LLP
-------------------------------
www.malonebailey.com
Houston, Texas

December 20, 2011

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets

                                                              September 30,      September 30,
                                                                  2011               2010
                                                                --------           --------
ASSETS

Cash                                                            $  4,840           $ 17,470
Prepaid expenses                                                   2,768              2,000
                                                                --------           --------

Total Assets                                                    $  7,608           $ 19,470
                                                                ========           ========

LIABILITIES

Accounts payable and accrued liabilities                        $ 14,284           $ 10,554
                                                                --------           --------

Total Liabilities                                                 14,284             10,554
                                                                --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock authorized -
   50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,410,000 common shares, respectively                           4,410              4,410
  Additional paid in capital                                      56,590             56,590
  Deficit accumulated in the development stage                   (67,676)           (52,084)
                                                                --------           --------

Total Stockholders' Equity (Deficit)                              (6,676)             8,916
                                                                --------           --------

Total Liabilities and Stockholders' Equity (Deficit)            $  7,608           $ 19,470
                                                                ========           ========


                 The accompanying notes are an integral part of
                       these audited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Expenses

                                                                                                     Period
                                                                                                 from Inception
                                                         Year Ended           Year Ended      (December 17, 2007) to
                                                        September 30,        September 30,        September 30,
                                                            2011                 2010                 2011
                                                         ----------           ----------           ----------
Expenses:
  General and administrative                             $   15,592           $   23,594           $   67,676
                                                         ----------           ----------           ----------

Total expenses                                               15,592               23,594               67,676
                                                         ----------           ----------           ----------

Net  loss                                                $  (15,592)          $  (23,594)          $  (67,676)
                                                         ==========           ==========           ==========

Basic and diluted loss per common share                       (0.00)               (0.01)
                                                         ==========           ==========

Weighted average number of common shares outstanding      4,410,000            4,375,178
                                                         ==========           ==========


                 The accompanying notes are an integral part of
                       these audited financial statements

                          Surf A Movie Solutions Inc.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
    For the period from Inception (December 18, 2007) to September 30, 2011

                                                                                              Deficit
                                                                                            Accumulated
                                            Common Shares         Additional                  During
                                       -----------------------     Paid In   Subscriptions  Development
                                       Issued Shares    Amount     Capital     Received        Stage        Equity
                                       -------------    ------     -------     --------        -----        ------
Balance, December 18, 2007 (inception)          --     $    --     $     --    $     --      $     --     $     --

Shares issued to founder on
 Dec 18, 2008 @ $0.005 per share         4,000,000       4,000       16,000          --            --       20,000

Net (Loss)                                      --          --           --          --        (5,874)      (5,874)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2008              4,000,000       4,000       16,000          --        (5,874)      14,126

Subscriptions received                          --          --           --      16,000            --       16,000

Net (Loss)                                      --          --           --          --       (22,616)     (22,616)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2009              4,000,000       4,000       16,000      16,000       (28,490)       7,510

Private placement closed on
 October 31, 2009 @ $0.10 per share        410,000         410       40,590     (16,000)           --       25,000

Net (loss)                                      --          --           --          --       (23,594)     (23,594)
                                         ---------     -------     --------    --------      --------     --------
Balance, September 30, 2010              4,410,000       4,410       56,590          --       (52,084)       8,916

Net loss                                        --          --           --          --       (15,592)     (15,592)
                                         ---------     -------     --------    --------      --------     --------

Balance, September 30, 2011              4,410,000     $ 4,410     $ 56,590    $     --      $(67,676)    $ (6,676)
                                         =========     =======     ========    ========      ========     ========


                 The accompanying notes are an integral part of
                       these audited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows

                                                                                                Period
                                                                                            from Inception
                                                        Year Ended         Year Ended    (December 17, 2007) to
                                                       September 30,      September 30,      September 30,
                                                           2011               2010               2011
                                                         --------           --------           --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                               $(15,592)          $(23,594)          $(67,676)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    Prepaid expenses                                         (768)            (1,880)            (2,768)
    Accounts payable and accrued expenses                   3,730              7,200             14,284
                                                         --------           --------           --------

Net cash used in operating activities                     (12,630)           (18,274)           (56,160)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                       --                 --             16,000
  Sale of stock                                                --             25,000             45,000
                                                         --------           --------           --------

Net cash provided by financing activities                      --             25,000             61,000
                                                         --------           --------           --------

Net change in cash                                        (12,630)             6,726              4,840
Cash, beginning of period                                  17,470             10,744                 --
                                                         --------           --------           --------

Cash, end of period                                      $  4,840           $ 17,470           $  4,840
                                                         ========           ========           ========


                 The accompanying notes are an integral part of
                       these audited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011


NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

Surf A Movie Solutions Inc. ("we", "our", "Surf A Movie" or the "Company"), incorporated in the state of Nevada on December 18, 2007, is a development stage company engaged in the development, sales and marketing of online video stores. The Company is creating a "turn-key" solution to enable customers to open a video rental storefront on the Internet. A "turn-key" solution is an easy to use solution that includes all tools and features necessary to enable its customers to offer download-based video rental service and is intended to enable its customers to set-up their video store without the need for third party's tools. The Company's product will enable video store customers to download rented movies to their computers to be played using Microsoft Media Player. The product will be offered as a service hosted on the Company's servers which will be located in a preferred data center in North America.

The Company has limited operations and in accordance with ASC 915-15 is considered to be in the development stage.

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

CASH AND CASH EQUIVALENTS
Cash equivalents are highly liquid investments with an original maturity of three months or less.

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEVELOPMENT STAGE
The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

NET LOSS PER SHARE
Net income loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

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

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

During the year ended September 30, 2011, we did not issue any stock. As at September 30, 2011, we have 4,410,000 common shares issued and outstanding.

On December 18, 2009, the Company issued 4,000,000 common shares for total proceeds of $20,000.

On October 31, 2009, the Company issued 410,000 common shares for total proceeds of $41,000. As at September 30, 2011, the company has no warrants or options outstanding.

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011


NOTE 4 - INCOME TAX

Surf a movie uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal year 2011, Surf a Movie incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $67,676 at September 30, 2011, and will expire in the year 2031.

As at September 30, 2011, deferred tax assets consisted of the following:

                  Deferred tax asset                 $ 23,010
                  Less: Valuation allowance           (23,010)
                                                     --------

                  Net deferred tax asset             $     --
                                                     ========

NOTE 5 - SUBSEQUENT EVENTS

On December 7, 2011, the Company borrowed $4,000 from its President. The loan bears no interest and the funds are due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President and Treasurer (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective due to lack of segregation of duties and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and stockholders holding more than 10% of the outstanding common stock of companies with a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of the common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the issuer with copies of all Section 16(a) reports they file. During the fiscal year ended September 30, 2011, our common stock was registered under
Section 12 of the Exchange Act on December 21, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended September 30, 2011 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended September 30, 2011; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended September 30, 2011;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                          Non-Equity   Nonqualified
                 Fiscal Year                                              Incentive      Deferred
                    Ended                                       Option       Plan      Compensation   All Other
                  September    Salary    Bonus   Stock Awards   Awards   Compensation    Earnings    Compensation   Total
Name                 30,         ($)      ($)         ($)         ($)        ($)            ($)          ($)         ($)
----              ---------    ------    -----   ------------   ------   ------------    --------    ------------   -----
Fadi Zeidan (1)     2011          0        0          0            0           0             0            0           0
                    2010          0        0          0            0           0             0            0           0

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

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended September 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the number and percentage of shares of our common stock owned as of December 26, 2011, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

The percentage ownership information shown in the table below is calculated based on 4,410,000 shares of our common stock issued and outstanding as of December 26, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the years ended September 30, 2011 and 2010, MaloneBailey, LLP. charged us for $8,100 and $8,100, respectively, in audit and quarterly review fees.

AUDIT-RELATED FEES

None.

TAX AND ALL OTHER FEES

None.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors pre-approves all services to be provided by MaloneBailey, LLP and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.1 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Ufuk Turk (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.2 Subscription Agreement Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Fadi Zeidan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.3 Form of Subscription Agreement to be entered into in connection with the public offering (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-156480) filed February 5, 2009)

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SURF A MOVIE SOLUTIONS, INC.


                       By: /s/ Fadi Zeidan
                           -----------------------------------------------------
                           Fadi Zeidan
                           President, Treasurer, Secretary and Director
                           (Principal Executive and Principal Financial Officer) December 27, 2011

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

Signatures                                        Title                                        Date
----------                                        -----                                        ----


/s/ Fadi Zeidan               President, Treasurer, Secretary, and Director              December 27, 2011
-----------------------       (Principal Executive and Principal Financial Officer)
Fadi Zeidan


/s/ Ufuk Turk                 Director                                                   December 27, 2011
-----------------------
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

10.1 Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Ufuk Turk (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.2 Subscription Agreement Subscription Agreement dated August 12, 2008 between Surf A Movie Solutions Inc. and Fadi Zeidan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008)

10.3 Form of Subscription Agreement to be entered into in connection with the public offering (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-156480) filed February 5, 2009)

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.