Form 10-Q
period 2011-12-31
SURF A MOVIE SOLUTIONS INC
filed 2012-02-08
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at February 7, 2012.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.   Financial Statements - Unaudited                                3

     Item 2.   Management's Discussion and Analysis of Financial Condition     7
               and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     12

      Item 4T. Controls and Procedures                                        12

PART II. Other Information:

      Item 1.  Legal Proceedings                                              12

      Item 1A. Risk Factors                                                   12

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    12

      Item 3.  Defaults Upon Senior Securities                                12

      Item 4.  Submission of Matters to a Vote of Security Holders            13

      Item 5.  Other Information                                              13

      Item 6.  Exhibits                                                       13

Signatures                                                                    14

ITEM 1. FINANCIAL STATEMENTS.

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

                                                               December 31,      September 30,
                                                                  2011               2011
                                                                --------           --------
ASSETS

Cash                                                            $  4,410           $  4,840
Prepaid expenses                                                   3,768              2,768
                                                                --------           --------

Total Assets                                                    $  8,178           $  7,608
                                                                ========           ========

LIABITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $ 14,734           $ 14,284
  Due to related party                                             4,000                 --
                                                                --------           --------

Total Liabilities                                                 18,734             14,284
                                                                --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock authorized -
   50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,410,000 common shares, respectively                           4,410              4,410
  Additional paid in capital                                      56,590             56,590
  Deficit accumulated in the development stage                   (71,556)           (67,676)
                                                                --------           --------

Total Stockholders' Equity (Deficit)                             (10,556)             6,676
                                                                --------           --------

Total Liabilities and Stockholders' Equity (Deficit)            $  8,178           $  7,608
                                                                ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Expenses
(Unaudited)

                                                                                           Period from
                                                                                            Inception
                                                  Three Months         Three Months     (December 17, 2007)
                                                     Ended                Ended                 to
                                                  December 31,         December 31,         December 31,
                                                     2011                 2010                 2011
                                                  ----------           ----------           ----------
Expenses:
  General and administrative                      $    3,880           $    1,735           $   71,556
                                                  ----------           ----------           ----------

Total expenses                                        (3,880)              (1,735)             (71,556)
                                                  ----------           ----------           ----------

Net loss                                          $   (3,880)          $   (1,735)          $  (71,556)
                                                  ==========           ==========           ==========

Basic and diluted loss per common share           $    (0.00)          $    (0.00)
                                                  ==========           ==========
Weighted average number of common shares
 outstanding                                       4,410,000            4,410,000
                                                  ==========           ==========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

                                                                                        Period from
                                                                                         Inception
                                                   Three Months       Three Months   (December 17, 2007)
                                                      Ended              Ended               to
                                                   December 31,       December 31,       December 31,
                                                      2011               2010               2011
                                                    --------           --------           --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                          $ (3,880)          $ (1,735)          $(71,556)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in operating assets and liabilities:
    Prepaid expenses                                  (1,000)            (1,768)            (3,768)
    Accounts payable and accrued expenses                450              1,190             14,734
                                                    --------           --------           --------

Net cash used in operating activities                 (4,430)            (2,313)           (60,590)
                                                    --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                  --                 --             16,000
  Due to related party                                 4,000                 --              4,000
  Sale of stock                                           --                 --             45,000
                                                    --------           --------           --------

Net cash provided by financing activities              4,000                 --             65,000
                                                    --------           --------           --------

Net change in cash                                      (430)            (2,313)             4,410
Cash, beginning of period                              4,840             17,470                 --
                                                    --------           --------           --------

Cash, end of period                                 $  4,410           $ 15,157           $  4,410
                                                    ========           ========           ========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Surf a Movie, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Surf a Movie's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 3 - GOING CONCERN

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

NOTE 4. LOAN PAYABLE - RELATED PARTY

As of December 31, 2011, the Company borrowed $4,000 from its President. The loan bears no interest, is unsecured, and the funds are due on demand.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to December 31, 2011, we have incurred accumulated net losses during the development stage of $71,556. As of December 31, 2011, we had $8,178 in current assets and current liabilities of $18,734.

RESULTS OF OPERATIONS

From the date of our incorporation on December 17, 2007 to December 31, 2011, we have been a development stage company that has generated minimal revenues.

THREE MONTHS PERIOD ENDED DECEMBER 31, 2011 COMPARED WITH THE PERIOD THREE MONTHS PERIOD ENDED DECEMBER 31, 2010.

We experienced a net loss of $3,880 for the three months period ended December 31, 2011 compared to operating losses of $1,735 for the three months period ended December 31, 2010 and deficit accumulated in the development stage $71,556.

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

We have signed an agreement to lease servers in a data center. Our plan was to lease one server for development starting July 2010 and another two servers for production in December 2010. However, this was put on hold because of lack of funding. Our plans were delayed and we expect to lease the development server no sooner than July 2012 and the production servers no sooner than December 31 2012.

Our goals for approximately the next twelve months (between January 1, 2012 and December 31, 2012) are to:

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting July 1, 2011.

              Accounting & Legal                          $ 8,000
              Transfer Agent                              $ 2,500
              Server Leasing & hosting                    $ 3,100
              Additional Data Traffic                     $   400
              Product Development                         $10,900
              Telephone                                   $   200
              Web hosting                                 $    60
              Corporate and marketing collateral          $ 2,450
              Marketing                                   $ 3,000
              Sales Support Staff                         $ 4,000
              Office Equipment                            $ 1,200
              Office Rental                               $ 2,280
              Office Supplies                             $ 1,200
              Misc. Expenditure                           $ 7,100
                                                          -------
              TOTAL                                       $46,390
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

MONTHS 10 TO 12

     *    Focus on the marketing and sale of our product
     *    Fixing bugs
     *    launch the product in month 12.

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from December 17, 2007 (date of inception) through December 31, 2011. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At December 31, 2011, we had a deficit of $10,556, total assets of $8,178 which included cash of $4,410, and total liabilities of $18,734.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $4,410 will be extinguished by February 2012 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by January 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are not effective due to lack of segregation of duties as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

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

Date: February 7, 2012

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.