Form 10-Q
period 2012-03-31
SURF A MOVIE SOLUTIONS INC
filed 2012-05-14
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at May 14, 2012.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.   Financial Statements - Unaudited                                3

     Item 2.   Management's Discussion and Analysis of Financial Condition     7
               and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4T. Controls and Procedures                                         12

PART II. Other Information:

     Item 1.  Legal Proceedings                                               12

     Item 1A. Risk Factors                                                    13

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     13

     Item 3.  Defaults Upon Senior Securities                                 13

     Item 4.  Mine Safety Disclosures                                         13

     Item 5.  Other Information                                               13

     Item 6.  Exhibits                                                        13

Signatures                                                                    14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)


                                                                March 31,        September 30,
                                                                  2012               2011
                                                                --------           --------
ASSETS

Cash                                                            $ 13,918           $  4,840
Prepaid expenses                                                   7,768              2,768
                                                                --------           --------

Total Assets                                                    $ 21,686           $  7,608
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $ 16,704           $ 14,284
  Due to related party                                            19,000                 --
                                                                --------           --------

Total Liabilities                                                 35,704             14,284
                                                                --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock authorized -
   50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   4,410,000 common shares as of March 31, 2012 and
   December 31, 2011 respectively                                  4,410              4,410
  Additional paid in capital                                      56,590             56,590
  Deficit accumulated in the development stage                   (75,018)           (67,676)
                                                                --------           --------

Total Stockholders' Equity (Deficit)                             (14,018)             6,676
                                                                --------           --------

Total Liabilities and Stockholders' Equity (Deficit)            $ 21,686           $  7,608
                                                                ========           ========

              The accompanying notes are an integral part of these
                         unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Expenses
(Unaudited)

                                                                                                     Period from
                                                                                                      Inception
                                 Three Months    Three Months      Six Months       Six Months    (December 17, 2007)
                                    Ended           Ended            Ended            Ended               to
                                  March 31,        March 31,        March 31,        March 31,         March 31,
                                    2012             2011             2012             2011              2012
                                 ----------       ----------       ----------       ----------        ----------
Expenses:
  General and administrative     $    3,462       $    4,557       $    7,342       $    6,292        $   75,018
                                 ----------       ----------       ----------       ----------        ----------

Total expenses                       (3,462)          (4,557)          (7,342)          (6,292)          (75,018)
                                 ----------       ----------       ----------       ----------        ----------

Net loss                         $   (3,462)      $   (4,557)      $   (7,342)      $   (6,292)       $  (75,018)
                                 ==========       ==========       ==========       ==========        ==========

Basic and diluted (loss) per
 common share                    $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                 ==========       ==========       ==========       ==========
Weighted average number of
 common shares outstanding        4,410,000        4,410,000        4,410,000        4,410,000
                                 ==========       ==========       ==========       ==========


              The accompanying notes are an integral part of these
                         unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

                                                                                            Period from
                                                                                             Inception
                                                       Six Months         Six Months     (December 17, 2007)
                                                         Ended              Ended                to
                                                        March 31,          March 31,          March 31,
                                                          2012               2011               2012
                                                        --------           --------           --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss)                                            $ (7,342)          $ (6,292)          $(75,018)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in operating assets and liabilities
    Prepaid expenses                                      (5,000)               232             (7,768)
    Accounts payable and accrued liabilities               2,420             (2,450)            16,704
                                                        --------           --------           --------

Net cash used in operating activities                     (9,922)            (8,510)           (66,082)
                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Subscriptions received                                      --                 --             16,000
  Due to related party                                    19,000                 --             19,000
  Sale of stock                                               --                 --             45,000
                                                        --------           --------           --------

Net cash provided by financing activities                 19,000                 --             80,000
                                                        --------           --------           --------

Net change in cash                                         9,078             (8,510)            13,918
Cash, beginning of period                                  4,840             17,470                 --
                                                        --------           --------           --------

Cash, end of period                                     $ 13,918           $  8,960           $ 13,918
                                                        ========           ========           ========


              The accompanying notes are an integral part of these
                         unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)


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

NOTE 4 - LOAN PAYABLE - RELATED PARTY

As of March 31, 2012, the Company borrowed $19,000 from its President. The loan bears no interest, is unsecured, and is due on demand.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to March 31, 2012, we have incurred accumulated net losses during the development stage of $75,018. As of March 31, 2012, we had $21,686 in current assets and current liabilities of $35,704.

RESULTS OF OPERATIONS

From the date of our incorporation on December 17, 2007 to March 31, 2012, we have been a development stage company that has generated minimal revenues.

THREE MONTHS PERIOD ENDED MARCH 31, 2012 COMPARED WITH THE PERIOD THREE MONTHS PERIOD ENDED MARCH 31, 2011.

We experienced a net loss of $3,462 for the three months period ended March 31, 2012 compared to operating losses of $4,557 for the three months period ended March 31, 2011 and deficit accumulated in the development stage $75,018.

SIX MONTHS PERIOD ENDED MARCH 31, 2012 COMPARED WITH THE PERIOD THREE MONTHS PERIOD ENDED MARCH 31, 2011.

We experienced a net loss of $7,342 for the six months period ended March 31, 2012 compared to operating losses of $6,292 for the six months period ended March 31, 2011 and deficit accumulated in the development stage $75,018.

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

Our goals for approximately the next twelve months (between April 1, 2012 and March 31, 2013) are to:

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity starting April 1, 2012.

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
                                                           =======


MILESTONES

Below is a brief description of our planned activities over the next 12 months starting April 1, 2012.

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

REVENUES

We had no revenues for the period from December 17, 2007 (date of inception) through March 31, 2012. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

LIQUIDITY AND CAPITAL RESOURCES

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At March 31, 2012, we had a deficit of $14,018, total assets of $21,686 which included cash of $13,918, and total liabilities of $35,704

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under "Expenditures."

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $13,918 will be extinguished by June 2012 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by April 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Date: May 14, 2012

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