Form 10-Q
period 2012-06-30
SURF A MOVIE SOLUTIONS INC
filed 2012-07-27
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number  333-156480

SURF A MOVIE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1973257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#149, 19744 Beach Boulevard Huntington Beach, CA, 92648
(Address of principal executive offices)

(714) 475-3516
(Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,410,000 common shares issued and outstanding as at July 26, 2012.

ITEM 1. FINANCIAL STATEMENTS

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30, 2012	September 30, 2011
Assets
Cash	$6,455	$4,840
Prepaid expenses	3,268	2,768

Total Assets	$9,723	$7,608

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$11,353	$14,284
Due to related party	19,000	-

Total Liabilities	30,353	14,284

Stockholders’ Equity (Deficit)
Common stock authorized – 50,000,000 common shares with a par value of $0.001
Common stock issued and outstanding – 4,410,000 common shares as of June 30, 2012 and September 30, 2011 respectively	4,410	4,410
Additional paid in capital	56,590	56,590
Deficit accumulated in the development stage	(81,630)	(67,676)

Total Stockholders’ Equity (Deficit)	(20,630)	6,676

Total Liabilities and Stockholders’ Equity (Deficit)	$9,723	$7,608

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Expenses
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Period from Inception (Dec. 17, 2007) to June 30, 2012

Expenses:
General and administrative	$6,612	$2,530	$13,954	$8,822	$81,630

Total expenses	(6,612)	(2,530)	(13,954)	(8,822)	(81,630)

Net (loss)	$(6,612)	$(2,530)	$(13,954)	$(8,822)	$(81,630)

Basic and diluted (loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	4,410,000	4,410,000	4,410,000	4,410,000

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Period from Inception (Dec. 17, 2007) to June 30, 2012
Cash flows from (used in) operating activities
Net (loss)	$(13,954)	$(8,822)	$(81,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(500)	232	(3,268)
Accounts payable and accrued liabilities	(2,931)	(400)	11,353

Net cash used in operating activities	(17,385)	(8,990)	(73,545)

Cash flows from financing activities

Due to related party	19,000	-	19,000
Sale of stock	-	-	61,000

Net cash provided by financing activities	19,000	-	80,000

Net change in cash	1,615	(8,990)	6,455
Cash, beginning of period	4,840	17,470	-

Cash, end of period	$6,455	$8,480	$6,455

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Surf A Movie Solutions Inc. (the “Company”), incorporated in Nevada on December 18, 2007, is a development stage company engaged in the development, sales and marketing of online video stores.  The Company is creating a “turn-key” solution to enable customers to open a video rental storefront on the Internet.  A “turn-key” solution is an easy to use solution that includes all tools and features necessary to enable its customers to offer download-based video rental service and is intended to enable its customers to set-up their video store without the need for third party’s tools. The Company’s product will enable video store customers to download rented movies to their computers to be played using Microsoft Media Player.  The product will be offered as a service hosted on the Company’s servers which will be located in a preferred data center in North America.

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

NOTE 4 - LOAN PAYABLE - RELATED PARTY

As of June 30, 2012, the Company borrowed $19,000 from its President. The loan bears no interest, is unsecured, and is due on demand.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report may contain forward-looking statements and relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” contained in our Registration Statement on Form S-1 (File No. 333-156480), that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Surf A Movie” means Surf A Movie Solutions Inc.

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

We plan to charge an initial fee of $1,000 to our online customers wishing to launch online video rental stores. We will also be receiving 20% of the revenue from rentals generated by our customers’ online video stores. We will provide our customers with the infrastructure to get their business going and subsequently earn a portion of revenue from each downloaded video from their web site. We believe, although no assurance can be given, that this business model will establish a number of ongoing revenue streams that will contribute to our long-term growth.

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to June 30, 2012, we have incurred accumulated net losses during the development stage of $81,630. As of June 30, 2012, we had $9,723 in current assets and current liabilities of $30,353.

Results of Operations

From the date of our incorporation on December 17, 2007 to June 30, 2012, we have been a development stage company that has generated minimal revenues.

Three months period ended June 30, 2012 compared with the period Three months period ended June 30, 2011.

We experienced a net loss of $6,612 for the three months period ended June 30, 2012 compared to operating losses of $2,530 for the three months period ended June 30, 2011 and deficit accumulated in the development stage $81,630.

Nine months period ended June 30, 2012 compared with the period Nine months period ended June 30, 2011.

We experienced a net loss of $13,954 for the nine months period ended June 30, 2012 compared to operating losses of $8,822 for the nine months period ended June 30, 2011 and deficit accumulated in the development stage $81,630.

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

Our goals for approximately the next twelve months (between July 1, 2012 and June 30, 2013) are to:

•
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

•
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

•
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

•
Develop the Store Owners’ Portal: Each video store owner who purchases one of our turn-key operations will be required to begin by completing the online registration form. We will review each online registration form for approval.  Once approved, a “Business Owner’s Account” will be created, and within the portal, the video store owners will find the necessary information and tools to create their store. They will be able to add and edit categories, add videos, description, trailer, top 10 list, top videos by category, etc… Helpful hints and instructions will be included in each step of the portal to assist the store owner in the set-up and maintenance phase of the online store.  We expect that it will take approximately four months to develop the store owners’ portal.

•
Develop Surf A Movie’s Administrative Portal: This portal will allow us to approve or suspend an online video store if necessary. It will enable us to append notes to document our relationship and correspondence with each individual store owner. In addition, this feature will automatically calculate the amount of rental revenue (minus fees) that we owe to a store owner. Further, it will enable our directors and staff to access a wide range of reporting related to sales and where end users are coming from. We expect that development of this feature will take approximately one month to complete.

•
Implement a Digital Rights Management: We will be implementing Microsoft Digital Right Management (“DRM”) system to prevent the copying and exchange of copies of online movies between multiple persons, in an effort to protect the intellectual property of the video store owners and their revenue stream. We expect that it will take approximately one month to implement the DRM with our site.

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

Since our inception we have not made any purchases or sales, nor have we been involved in mergers, acquisitions or consolidations.  However, management has done extensive research on the Internet and determined that:

•	The market is ready for our type of service;
•	No direct competition in our niche exists - we could not find an equivalent product targeting the small business segment;
•	The technological challenges are surmountable; and
•	The cost of implementation and delivery of service is modest for a company of our size.

We filed a Registration Statement on Form S-1 (File No. 333-156480) (the "Registration Statement") with the United States Securities and Exchange Commission (the "SEC") to register our offering of a minimum of 400,000 (the “Minimum Shares”) and a maximum of 600,000 (the “Maximum Shares”) shares of our common stock (the “Shares”) at an offering price of $0.10 per share (the Offering”).  The Registration Statement was declared effective by the SEC on February 12, 2009. Our offering generated 37 new share holders who subscribed for a total of 410,000 shares. We have closed our offering on October 23, 2009.

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

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity starting July 1, 2012.

Accounting & Legal	$8,000
Transfer Agent	$2,500
Server Leasing & hosting	$3,100
Additional Data Traffic	$400
Product Development	$10,900
Telephone	$200
Web hosting	$60
Corporate and marketing collateral	$2,450
Marketing	$3,000
Sales Support Staff	$4,000
Office Equipment	$1,200
Office Rental	$2,280
Office Supplies	$1,200
Misc. Expenditure	$7,100
Total	$46,390

Milestones

Below is a brief description of our planned activities over the next 12 months starting July 1, 2012.

Months 1 to 3
●	Finalize corporate and marketing materials, such as brochures, letter heads, email and letter templates, and the like.
●	finalize the work on the web interfaces and the feel and look of the website;
●	work with the contractor on the development of the website and software;
●	review targeted “milestones” and adjust workloads, if necessary;
●	commence the Google Adwords advertising campaign to attract potential video store owners;
●	prepare marketing contracts for the video store owners; and
●	monitor the hits on our web site and arrange for follow up with marketing contacts.

Months 4 to 6
●	Continue work on all development of all portals;
●	evaluate online ads, increase the frequency and monitor results weekly;
●	begin work on training documentation for the video store owners;
●	review targeted “milestones” timetable and adjust workload, if necessary; and
●	begin discussions with four to six prospective beta customers for testing.

Months 7 to 9
●	Complete development of website, software and all intended features and functions;
●	conduct our Beta trial and complete modifications to our product trials with several beta customers;
●	correct any detected discovered defects;
●	interview and hire sales support staff to start work in month eleven;
●	promote the upcoming official of our site in Google online ads; and

Months 10 to 12
●	Focus on the marketing and sale of our product
●	Fixing bugs
●	launch the product in month 12.

Purchase or Sale of Equipment

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

Revenues

We had no revenues for the period from December 17, 2007 (date of inception) through June 30, 2012. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

Liquidity and Capital Resources

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At June 30, 2012, we had a deficit of $20,630, total assets of $9,723 which included cash of $6,455, and total liabilities of $30,353.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under “Expenditures.”

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated.  We estimate that our current cash balance of $6,455 will be extinguished by September 2012 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by July 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this quarterly report, being December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president (principal executive officer) and chief financial officer (principal accounting officer).  Based upon that evaluation, our Company’s president along with our Company’s chief financial officer concluded that our Company’s disclosure controls and procedures are not effective due to lack of segregation of duties  as at the end of the period covered by this report.  There have been no changes in our Company’s internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURF A MOVIE SOLUTIONS INC.

By:	/s/ Fadi Zeidan
Fadi Zeidan, President, Secretary, Treasurer and Director
(on behalf of the Registrant and as the principal executive officer, principal financial officer and principal accounting officer)

Date: July 26, 2012

INDEX TO EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-156480) filed December 29, 2008).
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

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.