Form 10-K/A
period 2011-09-30
SURF A MOVIE SOLUTIONS INC
filed 2012-09-21
CIK 1452804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                    FORM 10-K

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
          PART I
ITEM 1.   Business                                                             4
ITEM 1A   Risk Factors                                                         9
ITEM 1B   Unresolved Staff Comments                                           14
ITEM 2.   Properties                                                          14
ITEM 3.   Legal Proceedings                                                   14
ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

          PART II
ITEM 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   14
ITEM 6    Selected Financial Data                                             15
ITEM 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk          21
ITEM 8.   Financial Statements and Supplementary Data                         22
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            30
ITEM 9A.  Controls and Procedures                                             30
ITEM 9B.  Other Information                                                   31

          PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance              32
ITEM 11.  Executive Compensation                                              33
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     35
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        36
ITEM 14.  Principal Accounting Fees and Services                              36
ITEM 15.  Exhibits, Financial Statement Schedules                             37
          Signatures                                                          38

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
     * Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based on that evaluation, completed only by Fadi Zeidan, our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Zeidan concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of September 30, 2011.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

101 Interactive Data Files pursuant to Rule 405 of Regulation S-T. (incorporated by reference to Exhibit 101 to our Form 10-K (File No. 000-53855) filed December 27, 2011)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has suly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SURF A MOVIE SOLUTIONS, INC.


Date: September 21, 2012        By: /s/ Fadi Zeidan
                                    --------------------------------------------
                                    Fadi Zeidan
                                    President, Treasurer, Secretary and Director
                                    (Principal Executive, Principal Accounting
                                    and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                        Title                                        Date
----------                                        -----                                        ----


/s/ Fadi Zeidan               President, Treasurer, Secretary, and Director              September 21, 2012
-----------------------       (Principal Executive, Principal Accounting and
Fadi Zeidan                   Principal Financial Officer)


/s/ Ufuk Turk                 Director                                                   September 21, 2012
-----------------------
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

101 Interactive Data Files pursuant to Rule 405 of Regulation S-T. (incorporated by reference to Exhibit 101 to our Form 10-K (File No. 000-53855) filed December 27, 2011)