Form 10-K
period 2012-09-30
SURF A MOVIE SOLUTIONS INC
filed 2012-12-26
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission File No. 000-53855

SURF A MOVIE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1973257
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19744 Beach Boulevard, Suite 149
Huntington Beach, California 92648
 (Address of principal executive offices, zip code)

(714) 475-3516
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐    No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒    No  ☐

At March 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $172,200.  At December 14, 2012, there were 220,500,000 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.  At September 30, 2012, the end of the Registrant’s most recently completed fiscal year, there were 220,500,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

SURF A MOVIE SOLUTIONS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Surf a Movie Solutions Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Surf a Movie Solutions”, “we”, “us,” or “our” are to Surf a Movie Solutions Inc.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

We were incorporated in the State of Nevada on December 18, 2007. Since the inception of our business on December 18, 2007, we have engaged in the development of video applications. The address of our principal executive office is #149, 19744 Beach Boulevard, Huntington Beach, California 92648.

Fadi Zeidan has served as our President, Treasurer and a Director from February 15, 2008, until the current date.  Additionally, Mr. Zeidan has served as our Secretary since August 18, 2008. Ufuk Turk has served as a Director since February 15, 2008, until the current date. Our board of directors is comprised of two persons: Fadi Zeidan and Ufuk Turk.

We are authorized to issue 325,000,000 shares of common stock, par value $.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $.0001 per share.  On September 27, 2012, the Financial Industry Regulatory Authority, Inc. affected a 50-for-1 forward split of all the issued and outstanding common stock of the Company.  All referenced to amounts of shares of common stock have been retroactively adjusted for all periods presented.

IN GENERAL

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 18, 2007 (inception) to September 30, 2012, we have incurred accumulated net losses of $87,899. As of September 30, 2012, we had $8,231 in current assets and $35,130 in current liabilities.

OUR SOFTWARE PRODUCT

We intend to develop software and infrastructure to enable our customers to set-up their own Internet-based video rental store, through which our customers’ clients will be able to rent a movie and download it to their computer to view it. We plan to use Microsoft’s Digital Rights Management (“DRM”) tool to protect videos from being pirated, copied by other users or played indefinitely. Once a customer subscribes to license an online video store through our site, a portal will automatically be created for them with which they can create their online video store. Customers wishing to sign up for our “turn-key” online video store will start with a basic model and be able to add optional services and customize their website based on the scope of the movie selection and volume of activity levels. Each online video store will include a template which will include the following:

* A home page that will highlight information such as movies chosen by the store owner, top ten movies, the available video categories, information about the video store company, etc.;
* Each video category will have its own home page, which can list the videos in alphabetical order, popularity or price. An optional recommendation list also will be displayed;
* Each page will have the store owner’s branding: the top of each page will be reserved for a banner that the video store owner chooses;
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

Our “turn-key” web site will allow the video store owner to add, edit and remove video descriptions in an easy to use format. Each web site will be modular in form allowing the web site owner to add as much or as little content as they like as well as add or delete sections or movie titles and other information.

HOME PAGE

The store owner will be able to choose from various designs for their home pages for their online stores. These pages will be customizable by the video store owner using their administrative interface.

TOP OF PAGE BANNER

Web pages use a variety of “top of page” banner spaces for brand name and corporate identification. The video store owner will be able to choose from several top of page formats that allow customization such as adjusting length of the banner across the page, the width of the banner, fonts and the option to have text only or the ability to insert a graphic image or icon.

SIGN-IN PAGE FOR THE VIDEO STORE CLIENTS

The sign-in page will feature a registration area for the new video store clients and login for existing clients. The login area will be password protected and will contain a “Forgot your Password” retrieval function. Once the subscriber signs in, he or she will be directed to his or her own web page where he or she can review previous selections and move onto browsing and ordering more movies. New clients will be required to register with the video store owner before making a purchase.

SHOPPING CART

We plan to use an open source code for our shopping cart that is available on the Internet at no cost in order to keep our own development costs within budget. “Open source” means that the source code for our site will be available to the general public for use and/or modification from our original design free of charge. The shopping cart will be integrated with the PayPal payment system. PayPal is recognized internationally as the global leader in secure online order processing. There are no set up fees and a graduated payment fee based on the level of business activity. Paypal will be the sole method of payment by video store customers for rental of their videos. We will collect all payments from the video store customers and deposit into the video store owner’s PayPal account an appropriate share of revenue on a monthly basis, less applicable costs.

ADD / DELETE CATEGORY

This section will allow the video store owner to add or delete category sections within the web site. Each category will be situated along the left hand column for ease of use by the video store owner.

SEARCH FUNCTION

The search function will allow the video store customer to search the content of the site. We plan to position a search window near the top of the page in the main viewing area of each web page. Search results will be displayed using a contemporary search engine that searches the content of the site including current inventory and the “Coming Soon” section.

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

The video store owner will be charged a monthly fee based on the amount of storage capacity they use for their inventory of online videos. Typically each full length movie requires 0.5-1 giga byte (“GB”) of storage capacity on the hard drive of our computer system (the exact amount of storage will depend on the length and resolution of the video). The cost to the video store owner to store one GB of storage will be $1.00 per month.

MOVIE REVIEWS

This is a popular choice with many online stores selling products to end users and is an optional feature that the video store owner may wish to include. Administrative functionality will allow the video store owner to add or delete movie reviews at their discretion.

TOP 10 DOWNLOADED VIDEOS AND MOVIES

An optional Top 10 list of downloaded videos and movies will be included. Many people expect to see this type of information to help guide them in the selection and browsing of online content. Administrative functionality will allow the video store owner to make changes to the list at any time, include hyperlinks that go directly to the full web page that can features a movie trailer or short video clip sample of the movie for the customer’s review.

TOP DOWNLOADED MOVIES BY CATEGORY

An optional section we will make available to the video store owner is the “Top Downloaded Videos” and/or “Movies by Category.” As with the other add-ons, this section includes administrative functions to add and delete content.

QUARTERLY NEWSLETTER

We will publish a Quarterly Newsletter that will be distributed free of charge to each video store owner that will discuss the latest and incoming features. The newsletter will also discuss techniques that will help drive more traffic to a video store owner’s web site. Additionally, our video store owner will be able to send out a periodic newsletter (not exceeding one per month) updating customers to and recent changes and new video arrivals. This newsletter will be sent to video store customers who elect to receive this service.

TERMS AND CONDITIONS

The Terms and Conditions section will appear at the bottom of the home page for every online video store. There will be rules which will prohibit video store owners from sharing their customer’s email address and other private contact information. An embedded link will direct inquires or complaints to our Company’s directors who will have the authority to revoke a video store owners’ license to operate an online video store with us. Video store customers will be provided with a notice that their privacy will not be compromised and to contact us directly if they feel this has been compromised or that the video store owner has engaged in any illegal or unethical activities.

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

REPORTING

Our customers will have access in their portal to powerful reporting tools. They will be able to generate sales reports daily, weekly, monthly and on customized schedules. The video store owners will be able to determine their customers’ locations and their purchasing patterns. We believe this type of information will help determine the most advantageous marketing and sales channels.

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

OUR COMPETITION

Our analysis of the market suggests that the online movie download industry is an emerging market. Our research shows that there are several companies offering video rental on the Internet. Some of these online outlets (such as http://www.blockbuster.com, http://www.netflix.com/, http://www.zip.ca) rent programming and send them through the regular mail. These companies have either started offering video on demand service in 2010 or have plans to do so in 2011. This presents serious threats to our business as these businesses have significantly more resources than we do.

Other online outlets (such as http://www.bellvideostore.ca, http://www.blockbuster.com/download and http://www.real.com) offer movie and video rental with the rented programming downloaded to the customer’s computer. While these companies may be deemed to be direct competitors of our customers, we do not perceive such companies to be our competitors as they do not rent or sell their software or services to enable third parties to engage in this type of business. There are several companies (such as Akamai Technologies Inc.) that offer video hosting for customers. However, it does not offer a complete turn-key solution and are simply video storage services that cater to individuals and businesses who want to make their video available to the public.

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

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

Existing government regulations governs the distribution of video content and copyrights. The Digital Millennium Copyright Act (the “DMCA”) is a United States copyright law that was signed in 1998 to extend the reach of copyright, while limiting the liability of the providers of on-line services for copyright infringement by their users. The DMCA criminalizes production and dissemination of technology, devices, or services intended to circumvent measures (commonly known as Digital Rights Management or DRM) that control access to copyrighted works. The DMCA further criminalizes the act of circumventing an access control, whether or not there is actual infringement of copyright laws itself and heightens the penalties for copyright infringement on the Internet.

DMCA Title II, the Online Copyright Infringement Liability Limitation Act (the “OCILLA”), creates a safe harbor for online service providers (OSPs, including ISPs) against copyright liability provided they adhere to and qualify for certain prescribed safe harbor guidelines. OCILLA requires such OSPs to promptly block access to material that allegedly infringes upon the copyrights of third parties (or remove such material from their systems) upon receipt of notification claiming infringement from a copyright holder or the copyright holder’s agent. OCILLA also includes a counter-notification provision that offers OSPs a safe harbor from liability to their users, if the material in fact does not infringe upon the copyrights of others.

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

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have plans to undertake certain research and development activities during the next twelve months of operation related to the development of the software and our website, which we anticipate will cost approximately $17,000. For a detailed description of our plans, see “Plan of Operation” in Item 7 below.

EMPLOYEES

We have no employees as we have been unable to secure sufficient financing to hire full time or part time staff. Our sole officer and two Directors provide services to us on an as-needed basis.

OUR EXECUTIVE OFFICES

Our executive offices are located at #204 - 1110 Finch Ave. West, Huntington Beach, California 92648.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is #204 - 1110 Finch Ave. West, Huntington Beach, California 92648.  We believe that this space is adequate for our current needs. Our telephone number is (714) 475-3516.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since May 17, 2010, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “SURF”.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended September 30, 2012	$0.00	$0.00
Three Months Ended June 30, 2012	$0.00	$0.00
Three Months Ended March 31, 2012	$0.44	$0.36
Three Months Ended December 31, 2011	$0.21	$0.15
Three Months Ended September 30, 2011	$0.00	$0.00
Three Months Ended June 30, 2012	$0.00	$0.00
Three Months Ended March 31, 2011	$0.00	$0.00
Three Months Ended December 31, 2010	$0.00	$0.00

HOLDERS

As of September 30, 2012 the Company had 220,500,000 shares of common stock issued and outstanding held by 8 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, and their telephone number is (727) 289-0010.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We generated no revenues during the fiscal years ended September 30, 2012 and 2011, and we have generated no revenues since December 18, 2007 (inception).

For the fiscal year ended September 30, 2012, we incurred expenses of $20,223, consisting solely of general and administrative costs.  During the fiscal year ended September 30, 2011, we incurred expenses of $15,592 consisting solely of general and administrative costs.

We incurred net losses of $20,223 and $15,592 for the years ended September 30, 2012 and 2011, respectively. Our net loss since inception (September 25, 2007) through September 30, 2012 is $87,899.  The following table provides selected financial data about our company for the years ended September 30, 2012 and 2011.

Balance Sheet Data	September 30, 2012	June 30, 2012
Cash and Cash Equivalents	$4,963	$4,840
Total Assets	$8,231	$7,608
Total Liabilities	$35,130	$14,284
Shareholders’ Equity (Deficit)	$(26,899)	$(6,676)

GOING CONCERN

Surf a Movie Solutions Inc. is a development stage company and currently has no operations. Our independent auditor has issued an audit opinion for Surf a Movie Solutions which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2012 was $4,963 with $35,130 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $46,390. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

We are in the process of developing an “information only” web to promote our company and our product. The goal of this effort will be to create a presence on the Internet and attract potential customers to inquire about our services. A preliminary web site is now available at www.surfamovie.com. As well, we have retained the services of a software contractor for the development of our product. Our choice was based on a combination of competitive price, experience, ability to meet deadlines and stay within a budget. We are experiencing delays in the development of our software.

We have finished the specification of the product and created the High-Level. This part of our design work includes the specifications for the different modules to be developed.

We are delayed in our development schedule and we do not expect we will need the production servers till May 2013.

Our goals for approximately the next twelve months (between January 1, 2013 and December 31, 2013) are to:

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the twelve months:

Accounting & Legal	$8,000.00
Transfer Agent	$2,500.00
Server Leasing & hosting	$3,100.00
Additional Data Traffic	$400.00
Product Development	$14,900.00
Telephone	$200.00
Web hosting	$60.00
Corporate and marketing collateral	$2,450.00
Marketing	$3,000.00
Sales Support Staff	$0.00
Office Equipment	$1,200.00
Office Rental	$2,280.00
Office Supplies	$1,200.00
Misc. Expenditure	$7,100.00

TOTAL	$46,390.00

MILESTONES

Below is a brief description of our planned activities over the next 12 months, beginning January 1, 2013.

MONTHS 1 TO 3

* Finalize corporate and marketing materials, such as brochures, letter heads, email and letter templates, and the like.
* finalize the work on the web interfaces and the feel and look of the website;
* work with the contractor on the development of the website and software;
* review targeted “milestones” and adjust workloads, if necessary;
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
* review targeted “milestones” timetable and adjust workload, if necessary; and
* begin discussions with four to six prospective beta customers for testing.

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

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surf A Movie Solutions Inc.
(A Development Stage Company)
Huntington Beach, California

We have audited the accompanying balance sheets of Surf A Movie Solutions, Inc (a development stage company) (the “Company”) as of September  30, 2012 and 2011, and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and the period from December 18, 2007 (inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011 and the related results of its operations and its cash flows for the years then ended and the period from December 18, 2007 (inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com
Houston, Texas

December 21, 2012

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2012	September 30, 2011
Assets
Cash	$4,963	$4,840
Prepaid expenses	3,268	2,768

Total Assets	$8,231	$7,608

Liabilities

Accounts payable and accrued liabilities	$16,130	$14,284
Due to related party	19,000	-

Total Liabilities	35,130	14,284

Stockholders’ Deficit
Preferred stock authorized – 25,000,000 preferred shares with a par value of $0.0001 Preferred stock issued and outstanding- none, respectively	-	-
Common stock authorized – 325,000,000 common shares with a par value of $0.0001
Common stock issued and outstanding – 220,500,000 common shares, respectively	22,050	22,050
Additional paid in capital	38,950	38,950
Deficit accumulated in the development stage	(87,899)	(67,676)

Total Stockholders’ Deficit	(26,899)	(6,676)

Total Liabilities and Stockholders’ Deficit	$8,231	$7,608

The accompanying notes are an integral part of these audited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Expenses

	Year ended September 30, 2012	Year ended September 30, 2011	Period from Inception (Dec. 18, 2007) to September 30, 2012

Expenses:
General and administrative	$20,223	$15,592	$87,899

Net loss before income taxes	(20,223)	(15,592)	(87,899)

Provision for income taxes	-	-	-

Net loss	$(20,223)	$(15,592)	$(87,899)

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding	220,500,000	220,500,000

The accompanying notes are an integral part of these audited  financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from December 18, 2007 (Inception) through September 31, 2012

	Common Shares		Additional Paid In	Deficit Accumulated During Development
	Issued Shares	Amount	Capital	Stage	Equity

Balance, December 18, 2007 (inception)	-	$-	$-	$-	$-
Shares issued to founder on Dec 18, 2008 @ $0.005 per share	200,000,000	20,000	-	-	20,000
Net Loss	-	-	-	(5,874)	(5,874)

Balance, September 30, 2008	200,000,000	20,000	-	(5,874)	14,126

Net Loss	-	-	-	(22,616)	(22,616)

Balance, September 30, 2009	200,000,000	20,000	-	(28,490)	8,490

Private placement closed on October 31, 2009 @ $0.10 per share	20,500,000	2,050	38,950	-	41,000
Net loss	-	-	-	(23,594)	(23,594)

Balance, September 30, 2010	220,500,000	22,050	38,950	(52,084)	8,916

Net loss	-	-	-	(15,592)	(15,592)

Balance, September 30, 2011	220,500,000	22,050	38,950	(67,676)	(6,676)

Net loss	-	-	-	(20,223)	(20,223)

Balance, September 30, 2012	220,500,000	$22,050	$38,950	$(87,899)	$(26,899)

The accompanying notes are an integral part of these audited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year ended September 30, 2012	Year ended September 30, 2011	Period from Inception (Dec. 18, 2007) to September 30, 2012
Cash flows used in operating activities
Net loss	$(20,223)	$(15,592)	$(87,899)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid expenses	(500)	(768)	(3,268)
Accounts payable and accrued liabilities	1,846	3,730	16,130

Net cash used in operating activities	(18,877)	(12,630)	(75,037)

Cash flows from financing activities

Due to related party	19,000	-	19,000
Sale of stock	-	-	61,000

Net cash provided by financing activities	19,000	-	80,000

Net change in cash	123	(12,630)	4,963
Cash, beginning of period	4,840	17,470	-

Cash, end of period	$4,963	$4,840	$4,963

The accompanying notes are an integral part of these audited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1 – Nature of Operations and Going Concern

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

As shown in the accompanying financial statements, we have incurred net losses since. In addition, we have an accumulated deficit of $87,899 and a working capital deficit of $26,899 as of September 30, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

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

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 2 – Significant Accounting Policies (continued)

Loss Per Share

Net loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

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

We have net operating loss carry-forwards available to reduce future taxable income. Future tax benefits for these net operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Note 3 – Stockholders’ Equity

On December 18, 2009, the company issued 200,000,000 common shares for total proceeds of $20,000.

On October 31, 2009, the Company issued 20,500,000 common shares for total proceeds of $41,000.

On September 1, 2012, the Company effected a forward split of 50 for 1of the issued and outstanding common stock. As a result the issued and outstanding stock increased to 220,500,000. The Company amended its articles of incorporation to increase the Company’s common stock authorized to 325,000,000 with a par value of $0.0001. All common shares amounts have been retroactively adjusted for all periods presented.

Note 4- Loan Payable-Related Party

As of September 30, 2012, the company owes $19,000 to its President. The loan bears no interest, is unsecured and is due on demand.

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 5 – Income Tax

Surf a movie uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal year 2012, Surf a Movie incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is  $87,899 at September 30, 2012, and will expire in the year 2031.

As at September 30, 2012, deferred tax assets consisted of the following:

Deferred tax asset	$29,886
Less: Valuation allowance	(29,886)
Net deferred tax asset	$-

Note 6- Subsequent Events

On November 8, 2012, the Company borrowed $ 14,980 from its President. The loans bear no interest and the funds are due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•   Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Fadi Zeidan, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Zeidan concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Mr. Zeidan, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of September 30, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

MATERIAL MODIFICATION TO RIGHTS OF SECURITY HOLDERS; AMENDMENT TO ARTICLES OF INCORPORATION AND SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 2012, the board of directors the majority of voting power held by the stockholders of the Company, approved an amendment to the Company’s Articles of Incorporation (i) increasing the number of authorized shares of common stock from 50,000,000 to 300,000,000, (ii) creating 25,000,000 shares of “blank check” preferred stock, and (iii) effecting a fifty-for-one (50:1) forward split of the Company’s issued and outstanding shares of common stock.

The Financial Industry Regulatory Authority, Inc. acknowledged the 50:1 forward split of the Company’s issued and outstanding shares of common stock on September 27, 2012.

Under the laws of Nevada, the increase in the number of authorized shares of common stock from 50,000,000 to 325,000,000, and the creation of the 25,000,000 shares of “blank check” preferred stock became effective on September 6, 2012, when the Secretary of State of the State of Nevada accepted for filing a Certificate of Amendment.  Under the laws of Nevada, the 50:1 forward split of the Company’s issued and outstanding shares of common stock became effective on September 10, 2012, when the Secretary of State of the State of Nevada accepted for filing a Certificate of Change.

Under Securities and Exchange Commission Rule 14c-2, all three actions became effective on October 29, 2012.

The forward split became effective with the Financial Industry Regulatory Authority as of the opening of business on September 27, 2012.  As a result of the forward stock split, each share of the Company’s common stock issued and outstanding at the close of business on September 26, 2012 was split into 50 shares of the Company’s common stock.

The board of directors believes that it is advisable and in the best interests of the Company to have available additional authorized but unissued shares of common stock in an amount adequate to provide for the Company’s future needs. The unissued shares of common stock will be available for issuance from time to time as may be deemed advisable or required for various purposes, including the issuance of shares in connection with financing or acquisition transactions.  The Company has no present (i) plans or commitments for the issuance or use of the additional shares of common stock in connection with any financing, and (ii) plans, proposals or arrangements, written or otherwise, at this time to issue any of the additional authorized shares of common stock in connection with a merger or acquisition.

Common Stock

The increase the number of authorized shares of common stock from 50,000,000 to 300,000,000 is not intended to have any anti-takeover effect and is not part of any series of anti-takeover measures contained in any debt instruments or the Articles of Incorporation or the Bylaws of the Company in effect on the date of this Information Statement. However, the Company’s stockholders should note that the availability of additional authorized and unissued shares of common stock could make any attempt to gain control of the Company or the board of directors more difficult or time consuming and that the availability of additional authorized and unissued shares might make it more difficult to remove management.  The Company is not aware of any proposed attempt to take over the Company or of any attempt to acquire a large block of the Company’s common stock.  The Company has no present intention to use the increased number of authorized common stock for anti-takeover purposes.

“Blank Check” Preferred Stock

The “blank check” preferred tock may be issued from time to time in one or more series by our board of directors.  Our board of directors will be expressly authorized to provide, by resolution(s) duly adopted by it prior to issuance, for the creation of each such series and to fix the designation and the powers, preferences, rights, qualifications, limitations and restrictions relating to the shares of each such series of preferred stock.

Reasons for the Creation of “Blank Check” Preferred Stock

We believe that for us to successfully execute our business strategy we will need to raise investment capital and it may be preferable or necessary to issue preferred stock to investors.  Preferred stock usually grants the holders certain preferential rights in voting, dividends, liquidation or other rights in preference over a company’s common stock.  Accordingly, in order to grant us the flexibility to issue our equity securities in the manner best suited for our Company, or as may be required by the capital markets, the amendment to our Articles of Incorporation creating the 25,000,000 shares of blank check preferred stock (the “Preferred Stock Amendment”) will create 25,000,000 authorized shares of “blank check” preferred stock for us to issue.

The term “blank check” refers to preferred stock, the creation and issuance of which is authorized in advance by our Stockholders and the terms, rights and features of which are determined by our board of directors upon issuance.  The authorization of such “blank check” preferred stock permits our board of directors to authorize and issue preferred stock from time to time in one or more series without seeking further action or vote of our Stockholders.

Principal Effects of the Creation of “Blank Check” Preferred Stock

Subject to the provisions of the Preferred Stock Amendment and the limitations prescribed by law, our board of directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by our  stockholders.  Our board of directors would be required to make any determination to issue shares of preferred stock based on its judgment as to what is in our best interests and the best interests of our stockholders.  The Preferred Stock Amendment will give our board of directors flexibility, without further stockholder action, to issue preferred stock on such terms and conditions as our board of directors deems to be in our best interests and the best interests of our stockholders.

We believe that the creation of the “blank check” preferred stock will provide us with increased financial flexibility in meeting future capital requirements.  It will allow preferred stock to be available for issuance from time to time and with such features as determined by our board of directors for any proper corporate purpose.  It is anticipated that such purposes may include, without limitation, exchanging preferred stock for common stock, the issuance for cash as a means of obtaining capital for our use, or issuance as part or all of the consideration required to be paid by us for acquisitions of other businesses or assets.

The issuance by us of preferred stock could dilute both the equity interests and the earnings per share of existing holders of our common stock.  Such dilution may be substantial, depending upon the amount of shares issued.  The newly authorized shares of preferred stock could also have voting rights superior to our common stock, and therefore would have a dilutive effect on the voting power of our existing Stockholders.

Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of our Company by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of our Company.  Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of our Company by means of a tender offer, proxy contest, merger or otherwise.  The ability of our board of directors to issue such shares of preferred stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means.  Such issuances could therefore deprive our stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such shares of preferred stock to persons friendly to our board of directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

The Company has no present (i) plans or commitments for the issuance or use of the preferred stock in connection with any financing, and (ii) plans, proposals or arrangements, written or otherwise, at this time to issue any of the additional authorized shares of common stock in connection with a merger or acquisition.

Anti-Takeover Effects

The Preferred Stock Amendment will provide us with shares of preferred stock which would permit us to issue additional shares of capital stock that could dilute the ownership of the holders of our common stock by one or more persons seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of the Company with another company. The creation of the preferred stock is not being undertaken in response to any effort of which our board of directors is aware to enable anyone to accumulate shares of our common stock or gain control of the Company. The purpose of the creation of the preferred stock is to grant us the flexibility to issue our equity securities in the manner best suited for our Company, or as may be required by the capital markets. However, we presently have no plans, proposals, or arrangements to issue any of the newly authorized shares of preferred stock for any purpose whatsoever, including future acquisitions and/or financings.

Other than the creation of the “blank check” preferred stock, our board of directors does not currently contemplate the adoption of any other amendments to our Articles of Incorporation that could be construed to affect the ability of third parties to take over or change the control of the Company.  While it is possible that management could use the additional authorized shares of common stock or preferred stock to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders, we have no intent, plans or proposals to use the newly created preferred stock as an anti-takeover mechanism or to adopt other provisions or enter into other arrangements that may have anti-takeover consequences.

While the creation of the “blank check” preferred stock may have anti-takeover ramifications, our board of directors believes that the financial flexibility offered by such corporate actions will outweigh the disadvantages.  To the extent that these corporate actions may have anti-takeover effects, third parties seeking to acquire us may be encouraged to negotiate directly with our board of directors, enabling us to consider the proposed transaction in a manner that best serves the stockholders’ interests.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of September 30, 2012 are as follows:

Name	Age	Positions and Offices

Fadi Zeidan	42	President, Secretary, Treasurer and Director

Ufuk Turk	34	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

FADI ZEIDAN, AGE 42

Mr. Zeidan has served as our President, Treasurer, and a director since February 15, 2008.  In addition, he has served as the Company’s Secretary on August 18, 2008.  Since November 2005, Mr. Zeidan has been employed as a Project Manager with Ceridian Tax Services, a private company engaged in providing accounting services to individuals and businesses. The company is located in Fountain Valley, California. His duties included planning scheduling, monitoring, evaluating and directing projects to ensure a implementation of complete business solutions. Mr. Zeidan will continue to work for Ceridian Tax Services on a full time basis. Between July 2000 and October 2005, Mr. Zeidan was a System Development Manager at Strategic Business Solutions, a private company engaged in providing Accounting services to individuals and businesses. The company is located in Santa Ana, California. Mr. Zeidan graduated with a Bachelor Degree in Computer Science from California State University, Long Beach, California in 1999.  These experiences, qualifications and attributes have led to our conclusion that Mr. Zeidan should be serving as a member of our Board of Directors in light of our business and structure.

UFUK TURK, AGE 34

Mr. Turk has served as a director since February 15, 2008.  Since December 2006, Mr. Turk has been employed as a Software Specialist at AbisZNet in Berlin, Germany, a private company involved in the development of web-based applications.  Between February 2005 and November 2006, Mr. Turk worked on a student information management system for the Newport International University in Turkey.  Between February 2002 and August 2005, Mr. Turk worked as a Software Specialist for NTV Television in Istanbul, Turkey, where he was responsible for e-commerce business application development projects. Mr. Turk completed his degree in 2002 in Computer Science Engineering from Newport University, Istanbul, Turkey.  He previously attended Sakarya University in Sakarya, Turkey where he completed a Computer Programming program in 1999.  These experiences, qualifications and attributes have led to our conclusion that Mr. Turk should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2012, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

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

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced its Plan of Operation.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended September 30, 2012 and 2010:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended September 30, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)
Fadi Zeidan (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
____________
(3)	Appointed President, Treasurer and Director on February 15, 2008, and appointed Secretary on August 18, 2008.

None of our directors have received monetary compensation since our inception through September 30, 2012.  We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of September 30, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Fadi Zeidan (1)	0	0	0	0	0	0	0

Ufuk Turk (2)	0	0	0	0	0	0	0
__________
(1) Appointed President, Treasurer and Director on February 15, 2008, and appointed Secretary on August 18, 2008.
(2) Appointed Director on February 15, 2008.

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

The following table lists, as of September 30, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 220,500,000 shares of our common stock issued and outstanding as of September 30, 2012.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Fadi Zeidan; President, Secretary, Treasurer and Director	30,000,000	13.6%

Common Stock:	Ufuk Turk; Director	70,000,000	31.7%

All executive officers and directors as a group (2 persons)		100,000,000	45.3%
___________
(3)	Unless otherwise noted, the address of each person or entity listed is, c/o Surf a Movie Solutions Inc., #204 – 1110 Finch Ave. West, Huntington Beach, California 92648.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended September 30, 2012 and 2011, the total fees charged to the company for audit services, including quarterly reviews were $4,200 and 4,200, for audit-related services were $4,200 and $4,200 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(3)	The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment

3.1.3	Certificate of Change

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-156480), filed with the Commission on December 29, 2008.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURF A MOVIE SOLUTIONS INC.
(Name of Registrant)

Date: December 21, 2012	By:	/s/ Fadi Zeidan
Name: Fadi Zeidan
Title: President, Secretary, Treasurer and Director (and principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2012	By:	/s/ Ufuk Turk
Name: Ufuk Turk
Title: Director

EXHIBIT INDEX

Number	Description

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment

3.1.3	Certificate of Change

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
(1) Incorporated by reference to the Registrant’s Form S-1 (file no. 333-156480), filed with the Commission on December 29, 2008.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.