Form 10-Q
period 2012-12-31
SURF A MOVIE SOLUTIONS INC
filed 2013-01-25
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2012

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

(714) 475-3516
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 220,500,000 common shares issued and outstanding as at January 22, 2013.

ITEM 1. FINANCIAL STATEMENTS

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	December 31, 2012	September 30, 2012
Assets
Cash	$15,921	$4,963
Prepaid expenses	3,268	3,268

Total Assets	$19,189	$8,231

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$15,417	$16,130
Due to related party	34,510	19,000

Total liabilities	49,927	35,130

Stockholders’ Deficit
Preferred stock authorized – 25,000,000 shares with a par value $0.0001 Preferred stock issued and outstanding, none, respectively
Common stock authorized – 325,000,000 shares par value $0.0001	-	-
Common stock issued and outstanding – 220,500,000 shares, respectively	22,050	22,050
Additional paid in capital	38,950	38,950
Deficit accumulated in the development stage	(91,738)	(87,899)

Total Stockholders’ Deficit	(30,738)	(26,899)

Total Liabilities and Stockholders’ Deficit	$19,189	$8,231

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Expense
(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Period from Inception (Dec. 17, 2007) to December 31, 2012
Expenses:
General and administrative	$3,839	$3,880	$91,738

Net loss	$(3,839)	$(3,880)	$(91,738)

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding	220,500,000	220,500,000

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Period from Inception (Dec. 17, 2007) to December 31, 2012
Cash flows from (used in) operating activities
Net loss	$(3,839)	$(3,880)	$(91,738)
Adjustment to reconcile net loss to net cash used in operating activities:

Change in operating assets and liabilities:
Prepaid expenses	-	(1,000)	(3,268)
Accounts payable and accrued liabilities	(713)	450	15,417

Net cash used in operating activities	(4,552)	(4,430)	(79,589)

Cash flows from financing activities

Due to related party	15,510	4,000	34,510
Sale of stock	-	-	61,000

Net cash provided by financing activities	15,510	4,000	95,510

Net change in cash	10,958	(430)	15,921
Cash, beginning of period	4,963	4,840	-

Cash, end of period	$15,921	$4,410	$15,921

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

NOTE 1 – Nature of Operations

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

NOTE 2 – Basis of Presentation

The accompanying unaudited interim financial statements of Surf a Movie, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Surf a Movie's Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the
Form 10-K have been omitted.

NOTE 3 – Going Concern

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

NOTE 4- Loan Payable-Related Party

As of December 31, 2012, the company owes $34,510 to its President. The loan bears no interest, is unsecured and is due on demand.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to December 31, 2012, we have incurred accumulated net losses during the development stage of $91,738. As of December 31, 2012, we had $19,189 in current assets and current liabilities of $49,927.

Results of Operations

From the date of our incorporation on December 17, 2007 to December 31, 2012, we have been a development stage company that has generated minimal revenues.

Three months period ended December 31, 2012 compared with the period Three months period ended December 31, 2011.

We experienced a net loss of $3,839 for the three months period ended December 31, 2012 compared to operating losses of $3,880 for the three months period ended December 30, 2011 and deficit accumulated in the development stage $91,738.

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

We have signed an agreement to lease servers in a data center. Our plan was to lease one server for development starting July 2010 and another two servers for production in December 2010. However, this was put on hold because of lack of funding. Our plans were delayed and we expect to lease the development server no sooner than July 2013 and the production servers no sooner than December 31 2013.

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

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity starting January 1, 2013.

Accounting & Legal	$8,000
Transfer Agent	$2,500
Server Leasing & hosting	$3,100
Additional Data Traffic	$400
Product Development	$10,900
Telephone	$200
Web hosting	$60
Corporate and marketing collateral	$2,450
Marketing	$3,000
Sales Support Staff	$4,000
Office Equipment	$1,200
Office Rental	$2,280
Office Supplies	$1,200
Misc. Expenditure	$7,100
Total	$46,390

Milestones

Below is a brief description of our planned activities over the next 12 months starting January 1, 2013.

Months 1 to 3

•	Finalize corporate and marketing materials, such as brochures, letter heads, email and letter templates, and the like.
•	finalize the work on the web interfaces and the feel and look of the website;
•	work with the contractor on the development of the website and software;
•	review targeted “milestones” and adjust workloads, if necessary;
•	commence the Google Adwords advertising campaign to attract potential video store owners;
•	prepare marketing contracts for the video store owners; and
•	monitor the hits on our web site and arrange for follow up with marketing contacts.

Months 4 to 6

•	Continue work on all development of all portals;
•	evaluate online ads, increase the frequency and monitor results weekly;
•	begin work on training documentation for the video store owners;
•	review targeted “milestones” timetable and adjust workload, if necessary; and
•	begin discussions with four to six prospective beta customers for testing.

Months 7 to 9

•	Complete development of website, software and all intended features and functions;
•	conduct our Beta trial and complete modifications to our product trials with several beta customers;
•	correct any detected discovered defects;
•	interview and hire sales support staff to start work in month eleven;
•	promote the upcoming official of our site in Google online ads; and

Months 10 to 12

•	Focus on the marketing and sale of our product
•	Fixing bugs
•	launch the product in month 12.

Purchase or Sale of Equipment

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

Revenues

We had no revenues for the period from December 17, 2007 (date of inception) through December 31, 2012. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

Liquidity and Capital Resources

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At December 31, 2012, we had a deficit of $30,738, total assets of $19,189 which included cash of $15,921, and total liabilities of $49,927.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under “Expenditures.”

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated.  We estimate that our current cash balance of $15,921 will be extinguished by September 2013 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by December 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this quarterly report, being December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president (principal executive officer) and chief financial officer (principal accounting officer).  Based upon that evaluation, our Company’s president along with our Company’s chief financial officer concluded that our Company’s disclosure controls and procedures are not effective due to lack of segregation of duties  as at the end of the period covered by this report.  There have been no changes in our Company’s internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Item 4.  Mine Safety Disclosures.

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

SURF A MOVIE SOLUTIONS INC.

Date: January 22, 2013	By:	/s/ Fadi Zeidan
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