Form 10-Q
period 2013-03-31
SURF A MOVIE SOLUTIONS INC
filed 2013-05-10
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 220,500,000 common shares issued and outstanding as of May 10, 2013.

ITEM 1. FINANCIAL STATEMENTS

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2013	September 30, 2012

Assets

Cash	$10,424	$4,963
Prepaid expenses	3,268	3,268

Total Assets	$13,692	$8,231

Liabilities and Stockholders’ Deficit

Accounts payable and accrued liabilities	$13,504	$16,130
Due to related party	34,510	19,000

Total Liability	48,014	35,130

Stockholders’ Deficit (Note 4)
Preferred stock authorized – 25,000,000 blank check preferred shares
Common stock authorized – 325,000,000 common shares with a par value of $0.0001
Common stock issued and outstanding – 220,500,000 common shares	22,050	22,050
Additional paid in capital	38,950	38,950
Deficit accumulated in the development stage	(95,322)	(87,899)

Total Stockholders’ Deficit	(34,322)	(26,899)

Total Liabilities and Stockholders’ Deficit	$13,692	$8,231

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)
For the three and six months ended March 31, 2013 and 2012 and
The period from inception to March 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Period from Inception (Dec. 17, 2007) to March 31, 2013

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	3,584	3,462	7,423	7,342	95,322

Net (loss) before income taxes	(3,584)	(3,462)	(7,423)	(7,342)	(95,322)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(3,584)	$(3,462)	$(7,423)	$(7,342)	$(95,322)

Basic and diluted (loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	220,500,000	220,500,000	220,500,000	220,500,000

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
For the six months ended March 31, 2013 and 2012 and
The period from inception to March 31, 2013

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Period from Inception (Dec. 17, 2007) to March 31, 2013

Cash flows from (used in) operating activities
Net (loss)	$(7,423)	$(7,342)	$(95,322)
(Increase) in prepaid expenses	-	(5,000)	(3,268)
Increase in accounts payable	(2,626)	2,420	13,504

Increase (Decrease) in cash from operating activities	(10,049)	(9,922)	(85,086)

Cash flows from financing activities

Subscriptions received	-	-	-
Due to related party	15,510	19,000	34,510
Sale of stock	-	-	61,000

Total Liability	15,510	19,000	95,510

Net change in cash	5,461	9,078	10,424
Cash, beginning of period	4,963	4,840	-

Cash, end of period	$10,424	$13,918	$10,424

The accompanying notes are an integral part of these unaudited financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2013

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

Note 3 – Loan Payable-Related Party

As of March 31, 2013, the company owes $34,510 to its President. The loan bears no interest, is unsecured and is due on demand.

Note 4 – Going Concern

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Surf A Movie” means Surf A Movie Solutions Inc.

General

We were incorporated in Nevada on December 17, 2007. Since our inception, we have engaged in the development of video applications.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to March 31, 2013, we have incurred accumulated net losses during the development stage of $95,322. As of March 31, 2013, we had $13,692 in current assets and current liabilities of $48,014.

Results of Operations

From the date of our incorporation on December 17, 2007 to March 31, 2013, we have been a development stage company that has generated minimal revenues.

Three months period ended March 31, 2013 compared with the period Three months period ended March 31, 2012.

We experienced a net loss of $3,584 for the three months period ended March 31, 2013 compared to operating losses of $3,462 for the three months period ended March 31, 2012 and deficit accumulated in the development stage $95,322.

Six months period ended March 31, 2013 compared with the period Six months period ended March 31, 2012.

We experienced a net loss of $7,423 for the six months period ended March 31, 2013 compared to operating losses of $7,342 for the six months period ended March 31, 2012 and deficit accumulated in the development stage $95,322.

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

We have signed an agreement to lease servers in a data center. Our plan was to lease one server for development starting July 2010 and another two servers for production in December 2010. However, this was put on hold because of lack of funding. Our plans were delayed and we expect to lease the development server no sooner than November 2013 and the production servers no sooner than March 31, 2014.

Our goals for approximately the next twelve months (between April 1, 2013 and March 31, 2014) are to:

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

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity starting April 1, 2013.

Accounting & Legal	$8,000
Transfer Agent	$2,500
Server Leasing & hosting	$3,100
Additional Data Traffic	$400
Product Development	$10,900
Telephone	$200
Web hosting	$60
Corporate and marketing collateral	$2,450
Marketing	$3,000
Sales Support Staff	$4,000
Office Equipment	$1,200
Office Rental	$2,280
Office Supplies	$1,200
Misc. Expenditure	$7,100
Total	$46,390

Milestones

Below is a brief description of our planned activities over the next 12 months starting April 1, 2013.

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

Revenues

We had no revenues for the period from December 17, 2007 (date of inception) through March 31, 2013. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

Liquidity and Capital Resources

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At March 31, 2013, we had a deficit of $34,322, total assets of $13,692 which included cash of $10,424, and total liabilities of $48,014.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under “Expenditures.”

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $10,424 will be extinguished by September 2013 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by December 2013.

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
______________
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

SURF A MOVIE SOLUTIONS INC.

Date: May 10, 2013	By:	/s/ Fadi Zeidan
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
______________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.