Form 10-Q
period 2013-06-30
SURF A MOVIE SOLUTIONS INC
filed 2013-07-29
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 220,500,000 common shares issued and outstanding as of July 29, 2013.

ITEM 1.       FINANCIAL STATEMENTS

Surf A Movie Solutions Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	September 30, 2012
Assets

Cash	$7,300	$4,963
Prepaid expenses	3,268	3,268

Total Assets	$10,568	$8,231

Liabilities

Accounts payable and accrued liabilities	$14,500	$16,130
Due to related party	34,510	19,000

Total Liability	49,010	35,130

Stockholders’ Equity
Preferred stock authorized – 25,000,000 blank check preferred shares
Common stock authorized – 325,000,000 common shares with a par value of $0.0001	-	-
Common stock issued and outstanding – 220,500,000 common shares, respectively	22,050	22,050
Additional paid in capital	38,950	38,950
Deficit accumulated in the development stage	(99,442)	(87,899)

Total Stockholders’ Equity	(38,442)	(26,899)

Total Liabilities and Stockholders’ Equity	$10,568	$8,231

The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Operations
For the three and nine months ended June 30, 2013 and 2012 and
The period from inception to June 30, 2013

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Period from Inception (Dec. 17, 2007) to June 30, 2013

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	4,120	6,612	11,543	13,954	99,442

Net (loss) before income taxes	(4,120)	(6,612)	(11,543)	(13,954)	(99,442)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(4,120)	$(6,612)	$(11,543)	$(13,954)	$(99,442)

Basic and diluted (loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	220,500,000	220,500,000	220,500,000	220,500,000

The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Statement of Cash Flows
For the nine months ended June 30, 2103 and 2012 and
The period from inception to June 30, 2013

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Period from Inception (Dec. 17, 2007) to June 30, 2013
Cash flows from (used in) operating activities

Net (loss)	$(11,543)	$(13,954)	$(99,442)
(Increase) in prepaid expenses	-	(500)	(3,268)
Increase in accounts payable	(1,630)	(2,931)	14,500

Increase (Decrease) in cash from operating activities	(13,173)	(17,385)	(88,210)

Cash flows from financing activities

Subscriptions received	-	-	-
Due to related party	15,510	19,000	34,510
Sale of stock	-	-	61,000

Total Liability	15,510	19,000	95,510

Net change in cash	2,337	1,615	7,300
Cash, beginning of period	4,963	4,840	-

Cash, end of period	$7,300	$6,455	$7,300

The accompanying notes are an integral part of these financial statements

Surf A Movie Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013

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

Note 3 – Loan Payable-Related Party

As of June 30, 2013, the company owes $34,510 to its President. The loan bears no interest, is unsecured and is due on demand.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From December 17, 2007 (inception) to June 30, 2013, we have incurred accumulated net losses during the development stage of $99,442. As of June 30, 2013, we had $10,568 in current assets and current liabilities of $49,010.

Results of Operations

From the date of our incorporation on December 17, 2007 to June 30, 2013, we have been a development stage company that has generated minimal revenues.

Three months period ended June 30, 2013 compared with the period Three months period ended June 30, 2012.

We experienced a net loss of $4,120 for the three months period ended June 30, 2013 compared to operating losses of $6,612 for the three months period ended June 30, 2012 and deficit accumulated in the development stage $99,442.

Nine months period ended June 30, 2013 compared with the period Nine months period ended June 30, 2012.

We experienced a net loss of $11,543 for the nine months period ended June 30, 2013 compared to operating losses of $13,954 for the nine months period ended June 30, 2012 and deficit accumulated in the development stage $99,442.

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

We have signed an agreement to lease servers in a data center. Our plan was to lease one server for development starting July 2010 and another two servers for production in December 2010. However, this was put on hold because of lack of funding. Our plans were delayed and we expect to lease the development server no sooner than November 2013 and the production servers no sooner than March 31 2014.

Our goals for approximately the next twelve months (between July 1, 2013 and June 30, 2014) are to:

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

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity starting July 1, 2013.

Accounting & Legal	$8,000
Transfer Agent	$2,500
Server Leasing & hosting	$3,100
Additional Data Traffic	$400
Product Development	$10,900
Telephone	$200
Web hosting	$60
Corporate and marketing collateral	$2,450
Marketing	$3,000
Sales Support Staff	$4,000
Office Equipment	$1,200
Office Rental	$2,280
Office Supplies	$1,200
Misc. Expenditure	$7,100
Total	$46,390

Milestones

Below is a brief description of our planned activities over the next 12 months starting July 1, 2013.

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

Revenues

We had no revenues for the period from December 17, 2007 (date of inception) through June 30, 2013. At this point, the development of our product is late and we do not have sufficient resources to complete the product without additional capital. We expect to begin generating revenues approximately three months following the public launch of our product.

Liquidity and Capital Resources

From inception on December 17, 2007, our principal capital resources have been acquired through the issuance of shares of our common stock. At June 30, 2013, we had a deficit of $38,442, total assets of $10,568 which included cash of $7,300, and total liabilities of $49,010.

In the opinion of our management, additional funding may be required to meet our development goals for the next twelve months. The estimated funding we require during the next twelve month period is $40,000. These estimated expenditures are described in detail above under “Expenditures.”

The length of time during which we will be able to satisfy our cash requirements depends on how quickly our Company can generate revenue and how much revenue can be generated. We estimate that our current cash balance of $7,300 will be extinguished by September 2013 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by December 2013.

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

SURF A MOVIE SOLUTIONS INC.

Date: July 29, 2013	By:	/s/ Fadi Zeidan
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