Form 10-K
period 2013-09-30
FRAC WATER SYSTEMS, INC.
filed 2013-12-27
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 005-87668

FRAC WATER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1973257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1266 1st Street, Suite 4 Sarasota, FL	34236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (941) 330-6404

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of March 31, 2013, there were 220,500,000 shares of the registrant’s common stock, par value $0.0001, issued and outstanding. Of these, 20,500,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $205,000 based on the closing price of $0.01 for the registrant’s common stock on March 31, 2013.

As of December 23, 2013, there were 43,986,000 shares of the registrant’s common stock, par value $0.0001 issued and outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intend”, “estimate”, “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Our ability to successfully engage in the business of treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities;

•	Our ability to successfully attract and retain management and other key employees with experience in our industry;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Our ability to comply with governmental regulations that apply to our industry;

•	The intensity of competition in our industry; and

•	General economic conditions that affect our industry or the global environment in which we expect to operate.

These risks and others described below under Part I, Item 1A. “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company,” “Frac,” “we,” “us” or “our” are to Frac Water Systems, Inc.

PART I

ITEM 1. BUSINESS

Company Background

We were incorporated in the State of Nevada on December 18, 2007 under the name Surf A Movie Solutions, Inc. to engage in the business of the development, sales and marketing of online video stores. We generated no revenues and conducted minimal activities in this area.

On August 30, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we merged with our newly formed, wholly owned subsidiary, Frac Water Systems, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Frac Water Systems, Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the “Articles of Merger”) with the Secretary of State of Nevada on August 30, 2013 to effect the Merger, our articles of incorporation were deemed amended to reflect the change in our corporate name.

We are authorized to issue 325,000,000 shares of common stock, par value $.0001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $.0001 per share. On September 27, 2012, we effected a 50-for-1 forward split of all the issued and outstanding shares of our common stock. All share references in this Annual Report give effect to such forward split.

Recent Developments

Joint Venture Agreement

On October 10, 2013, we entered into a Joint Venture Agreement (the “JV Agreement”) with Produced Water Solutions, Inc., a Colorado corporation (“PWS”), engaged in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities (the “Business”). The JV Agreement is intended to enable us to engage in and commence activities involving the Business. Pursuant to the JV Agreement, PWS provided us with three prospective Business projects (the “Projects”) and is providing us with consulting services with respect to all aspects of the Projects and certain additional Business projects that we may subsequently determine to pursue (the “Additional Projects”). The consulting services being provided by PWS include designation of a qualified project manager (the “Project Manager”) for each of and up to three Projects and Additional Projects that we determine to pursue (the “Accepted Projects”). The consulting services of PWS, including the services to be performed by the Project Manager (collectively, the “Services”), include the direct oversight needed to undertake and complete the Accepted Projects as well as the following:

•	Providing assistance with Project diligence;

•	Project budget preparation and management;

•	Equipment pricing, specification and sourcing;

•	Sub-contractor identification and management;

•	Preparation of an operating plan;

•	System implementation and functional testing; and

•	Operational oversight.

We agreed to accept at least one of the Projects (the “Guaranteed Project”) on or prior to December 9, 2013 and were granted a right of first refusal until December 31, 2013 with respect to the two other Projects. In connection with such determination, we performed, with the assistance of PWS, legal, technical and financial due diligence.

On December 9, 2013, we selected a project in Atascosa County, Texas as the Guaranteed Project. We are still assessing certain aspects of the feasibility of this Project, including capital costs, and have not yet commenced Project operations. Prior to undertaking work on this Project, we anticipate entering into a partnership arrangement with a local partner with established relationships in both the industry and geographical area.

During the term of the JV Agreement, PWS may, in its sole discretion, also present us with additional projects (each, an “Additional Project”) for our consideration by delivering to us, in each case, a project description including a 24 month budget, projected project economics, a list of required equipment and the estimated cost thereof, a description of customer commitments required to meet financial pro-formas, and an operating plan. Until the earlier of December 31, 2013, or the acceptance by us of three projects presented by PWS (including either Projects or Additional Projects), we may acquire an interest in any Additional Project presented by PWS under the same terms and conditions as specified herein for acquisition of Projects other than the Guaranteed Project. After the earlier of December 31, 2013 or the acceptance by us of three projects presented by PWS, whether they be Projects or a combination of Projects and Additional Projects, the terms and conditions under which we may engage PWS to provide consultation and assistance on Additional Projects will be negotiated by us and PWS on a case by case basis.

All Accepted Projects, at the point of written acceptance by us, are required to have in place all required contracts, leases, permits, licenses, waivers, authorizations, consents, assignments and approvals necessary for the commencement of the project. PWS will assist us in the creation of a project plan for each Accepted PWS Project, which shall include projections and a proposed budget. We may independently locate projects and may, but have no obligation to, engage PWS to provide consulting services for such projects in our sole discretion. The terms of any such engagement will be negotiated by us and PWS on a case by case basis.

In consideration for the Services, we agreed to pay PWS a Monthly Project Cash Fee, a Cash Bonus Payment, FWSI Stock Options and Net Income Payments.

Monthly Project Cash Fees.

We agreed to pay PWS for Services performed, which includes the Services of the Project Manager, at a rate of $10,000 per month for the Guaranteed Project. To date, monthly project cash fee payments for the Guaranteed Project were paid on October 15, 2013, November 15, 2013 and December 15, 2013. Subsequent monthly payments are due and payable on or before the 15th of each month through the term of the JV Agreement. In the event we elect to accept additional projects, we will pay PWS for Services at a rate of $5,000 per month for each of such Accepted Projects. At such time, if ever, that a combination of three Projects (including the Guaranteed Project) and Additional Projects have been accepted, the monthly cash fees due and payable by us for any Project or Additional Project we thereafter accept, will be negotiated and agreed upon by us and PWS on a case by case basis.

Bonus Payments.

We agreed to pay PWS a cash bonus of $50,000 for the Guaranteed Project and for each of the other Projects and Additional Projects accepted by us up to a maximum of three projects (including the Guaranteed Project). The cash bonus due and payable with respect to the Guaranteed Project was paid on October 15, 2013. At such time, if ever, that a combination of three Projects (including the Guaranteed Project) and Additional Projects have been accepted by us, the cash bonus, payable by us with respect to any Projects or Additional Projects thereafter accepted by us, will be negotiated and agreed upon by us and PWS on a case by case basis.

Stock Options.

We agreed to issue 250,000 stock options to PWS for the Guaranteed Project. Until such time, if ever, that a combination of three Projects (including the Guaranteed Project) and Additional Projects have been accepted, we will also issue 250,000 stock options to PWS for each of the Projects and Additional Projects accepted by us. Effective October 10, 2013, we granted and issued 250,000 non-statutory stock options to PWS under our 2013 Equity Incentive Plan. The options have a term of ten (10) years and are exercisable, upon vesting, at an exercise price of $0.01 per share. The options will vest twelve (12) months after the date of issuance. Upon a termination of the JV Agreement for “Cause” (as defined in the JV Agreement), all unvested stock options shall be cancelled.

Net Income Payments.

We agreed to pay PWS ten percent of the “Net Income” achieved by us during the term of the JV Agreement from the Guaranteed Project and from each of the other Projects and Additional Projects accepted by us up to a maximum of three projects (including the Guaranteed Project). Such payments will be made quarterly as projects begin operation.

Termination.

The JV Agreement (and our obligation to make payments to PWS) terminates immediately on the earlier of (a) December 31, 2014, (b) upon PWS giving us sixty calendar days’ prior written notice of termination; (c) upon our giving PWS thirty calendar days prior written notice of termination, or (d) at any time, with no notice, upon which we terminate this Agreement for “Cause”. This Agreement may be renewed by us and PWS for periods subsequent to December 31, 2014 by mutual agreement on terms to be negotiated.

In the event the JV Agreement is terminated for Cause, we have no obligation to make payments to PWS, except as otherwise required by law, for periods after the JV Agreement is terminated on account of the termination of PWS for Cause, except for PWS’s then applicable fees earned and accrued through the date of such termination. Further, if the Agreement is terminated for Cause, all unvested stock options will be cancelled.

Other Provisions.

The JV Agreement also contains customary provisions respecting project confidentiality, non-solicitation and competition.

The foregoing description of the JV Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the JV Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 10, 2013 and is incorporated into this Annual Report as an Exhibit by reference.

Settlement Agreement and Mutual Release.

On October 10, 2013, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with PWS and Montrose Capital Limited (“Montrose”) related to the termination of a June 13, 2013 Term Sheet (the “Term Sheet”) among us, PWS and Montrose. The Term Sheet contemplated a $250,000 bridge financing for PWS involving the sale of $250,000 in principal amount of secured convertible promissory notes of PWS (the “PWS Notes”) and a subsequent reverse triangular merger (the “Merger”) among us, PWS and the shareholders of PWS in which PWS would become a wholly-owned subsidiary of ours. PWS is engaged in the business of providing economically and environmentally sound solutions for the treatment of recycling wastewater resulting principally from oil and gas exploration and production activities (the “Business”). On July 1, 2013, the $250,000 bridge financing was completed and the PWS Notes were issued. The Notes were subject to mandatory conversion at the effective time of the Merger into securities of ours. The parties to the Settlement Agreement subsequently determined not to proceed with the Merger, choosing instead to have us engage directly in the Business pursuant to a Joint Venture Agreement under which PWS would provide us with consulting services and Business projects. The October 10, 2013 Joint Venture Agreement discussed above was the result thereof.

As part of the Settlement Agreement, the parties agreed to terminate the Term Sheet, a related Mutual Confidentiality, Non-Disclosure and Non-Circumvention Agreement (the “NDA”) and all other agreements among the parties related to the Term Sheet and NDA. They also agreed that upon execution of the JV Agreement and in consideration of the Guaranteed Project, as such term is defined above under the heading “Joint Venture Agreement”, $100,000 in principal and all accrued interest due on the PWS Notes would be converted into one year 10% senior convertible notes of ours (the “FWSI Notes”). The Settlement Agreement further provided that upon our acceptance, if ever, of a second project pursuant to the JV Agreement, $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes and that upon our acceptance, if ever, of a third project pursuant to the JV Agreement, the remaining $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes. The holders of the PWS notes entered into a similar Settlement Agreement and Mutual Release with PWS in which, among other things, they agreed to the conversion of the PWS Notes into FWSI Notes on the terms stated above.

On October 15, 2013 we closed on the sale of $500,000 in principal amount of FWSI Notes and converted $100,000 in principal amount of PWS Notes, together with $2,932 of accrued interest due thereon, which was convertible as the result of the Guaranteed Project into additional FWSI Notes.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Settlement Agreement, which is filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 10, 2013 and is incorporated into this Annual Report as an Exhibit by reference.

Smith Employment Agreement.

On October 10, 2013, we entered into a three year Employment Services Agreement (the “Employment Agreement”) with Nadine C. Smith, pursuant to which she serves as our President, Chief Executive Officer and Chairman. For a detailed description of the Employment Agreement see Part III, Item 11. “Executive Compensation - Employment Agreements.” She will earn an initial base annual salary of $120,000 which will be increased to $180,000 at such time that we deploy equipment to field operations and to $240,000 at such time that our cash flow, in the reasonable judgment of our Board of Directors, can sustain the salary increase. She is entitled to receive annual bonuses in amounts up to 100% of her base annual salary based upon achievement of budget and operational milestones as approved by our Board of Directors. In connection with her appointment, Ms. Smith purchased 20,000,000 shares of our common stock at a price of $0.01 per share for an aggregate of $200,000. Ms. Smith is also entitled to receive stock options under our 2013 Equity Incentive Plan at such times and in such amounts as determined by our Board of Directors.

In the event of Ms. Smith’s Permanent Disability, as such term is defined in the Employment Agreement, or if Ms. Smith’s employment is terminated by us for a reason other than Cause, as such term is defined in the Employment Agreement, or by Ms. Smith for Good Reason, as such term is defined in the Employment Agreement, and subject to Ms. Smith's compliance with other terms of the Employment Agreement, then we will pay her a severance amount equal to her base annual salary. In the event of termination by us without Cause or by Ms. Smith for Good Reason, Ms. Smith will also be entitled to receive a pro rata portion of her annual bonus to the extent established milestones for the payment thereof are achieved.

In the event of Ms. Smith’s death or if Ms. Smith’s employment is terminated by us for Cause or if Ms. Smith voluntarily terminates the Employment Agreement, we will have no obligation to make payment to her under the Employment Agreement subsequent to such termination except for the payment of base annual salary accrued through the date of termination.

The Employment Agreement contains non-competition, non-solicitation and confidentiality covenants of Ms. Smith.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, which is filed as Exhibit 10.3 to our Current Report on Form 8-K dated October 10, 2013 and is incorporated in this Annual Report as an Exhibit by reference.

Tinter Consulting Agreement.

On October 15, 2013, we entered into a Consulting Agreement with Arnold Tinter (the “Consulting Agreement”) pursuant to which he serves as our Chief Financial Officer, Treasurer and Secretary on an independent contractor basis. Either party may terminate the Consulting Agreement upon 30 days advance notice. The Consulting Agreement has a term of 12 months which will be automatically renewed for an additional 12 month period unless terminated prior to the end of the initial term by either party. The services being provided by Mr. Tinter include, but are not limited to, the following:

•	Oversight and maintenance of our financial books and records, including the general ledger;

•	Preparation of annual cash projections (with the support of management) for review by our Board of Directors;

•	Preparation of monthly internal financial statements for review and distribution to our management and Board of Directors;

•	Preparation of quarterly financial statements and supporting documentation for review by our auditor, together with coordination of the quarterly review of our financial statements by the auditor;

•	Preparation of annual financial statements and supporting documentation in connection with the annual audit, together with coordination of the annual audit with our auditors;

•	Assistance in review and preparation of forms 10-Q and 10-K, and any other required filings with the Securities and Exchange Commission;

•	Assistance in review and preparation of private placement or other financing documentation, as needed; and

•	Accounting software selection and integration, as needed, to provide management with internal operating and financial data on a timely basis.

In connection with the Consulting Agreement, we are paying Mr. Tinter at the annual rate of $60,000 payable in equal monthly installments. We also granted him 175,000 non-statutory stock options exercisable, upon vesting, at a price of $0.01 per share (see “Part II, Item 5. Recent Sales of Unregistered Securities”).

The Consulting Agreement contains non-compete and non-disclosure covenants of Mr. Tinter and a mutual indemnification provision. It also contains a separate Confidentiality Agreement which contains confidentiality covenants of Mr. Tinter.

The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Consulting Agreement, which was filed as Exhibit 10.4 to our Current Report on Form 8-K dated October 10, 2013 and is incorporated in this Annual Report as an Exhibit by reference.

Share Cancellation Agreement.

On October 10, 2013, we entered into a Share Cancellation Agreement with each of Fadi Zeidan, our former President, Secretary and Treasurer, and a former Director of ours, and Ufuk Turk, a former Director of ours (each, a “Share Cancellation Agreement”), pursuant to which, in consideration for the agreement by our new management for us to retain the existing liabilities of the business, and in an effort to enhance our ability to proceed with the implementation of our new business plan, Mr. Zeidan and Mr. Turk delivered to us an aggregate of 200,000,000 shares of common stock of ours for cancellation. In addition, pursuant to the Share Cancelation Agreements, Mr. Zeidan and Mr. Turk released us from any claims they might have had against us.

The foregoing description of the Share Cancellation Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the Share Cancellation Agreements, which was filed as Exhibits 10.7 and 10.8 to our Current Report on Form 8-K dated October 10, 2013 and is incorporated into this Annual Report as an Exhibit by reference.

Sale of Notes.

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company (each a “Note” and collectively the “Notes”) to two investors. In addition, as of October 15, 2013, an aggregate of $102,932 in principal and accrued interest due on the PWS Notes was converted into Notes. All of the Notes have a stated maturity date of October 15, 2014. The principal bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the maturity of the Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 15% per annum, until the obligations are paid in full. We may from time-to-time prepay any amount due under the Notes, in whole or in part, without penalty. The principal amount of the Notes, and any accrued and unpaid interest thereon, may be converted into shares of our common stock at a conversion rate to be agreed upon by us and the holders of the Notes (the “Holders”). Upon the occurrence of an “Event of Default” under the terms of the Notes, the entire unpaid principal balance of the Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without any action by the Holders. So long as the Notes are outstanding, we may not incur any indebedtness that ranks senior in priority to, or pari passu with, the obligations under the Notes, except indebtedness created as a result of a subsequent financing if the gross proceeds to us from such financing are equal to or greater than the aggregate principal amount of the Notes and the Notes are repaid in full upon the closing of such financing.

The foregoing description of the terms of the Notes does not purport to be complete and is qualified in its entirety by reference to the complete text of the Notes, the form of which was filed as Exhibit 4.1 to our Current Report on Form 8-K dated October 10, 2013 and is incorporated into this Annual Report as an Exhibit by reference.

Our Business Plan

As discussed above, on October 10, 2013 we entered into the JV Agreement with PWS. The JV Agreement is intended to enable us to engage in and commence activities involving the Business. On December 9, 2013, pursuant to the terms of the JV Agreement, we selected a project in Atascosa County, Texas as the Guaranteed Project. We are still assessing certain aspects of the feasibility of this Project, including capital costs, and have not yet commenced Project operations. Prior to undertaking work on this Project, we anticipate entering into a partnership arrangement with a local partner with established relationships in both the industry and geographical area. There can be no assurance given that we will enter into such a partnership or otherwise position the Company to operate a wastewater treatment and/or recycling business in Atascosa County, Texas or elsewhere.

We plan to be an oilfield service company focused on delivering innovative and environmentally responsible water treatment services to energy companies confronting the challenge of how to cost effectively manage water issues related to their oil and gas exploration and production activities. Operators within the United States and around the globe are responding to the need for responsible water management. However, current solutions are fragmented and individual project requirements can vary dramatically. Producers regularly create large quantities of wastewater in environments and water conditions, which may differ dramatically across producing basins. There is no single solution that can address all the variables involved. We plan to offer a modular and scalable approach that can address diverse needs and conditions cost-effectively.

We have identified that the conscientious handling of flowback water generated from fracking, together with the longer term separation and disposal needs of produced water generated throughout the entire life of a well, presents an immediate and compelling business opportunity with long term upside potential. We aim to offer exploration and production companies a uniform level of service, yet one that is flexibly tailored as an efficient, economical and scalable end-to-end source and waste water treatment solution designed to meet or exceed the environmental concerns of government, industry and the public alike.

We are presently focused on securing management, acquisition and partner relations with developers and operators of innovative technologies, services and solutions for the treatment, recycling and remediation of waste water on an industrial scale. Through the advancement of new technologies and processes, and with the incorporation of custom on-site service programs, we will seek to constantly evolve and improve our ability to identify customer needs, and to provide superior water treatment solutions from spud to completion.

Water treatment operations are subject to stringent United States federal, state and local laws and regulations regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Additional laws and regulations, or changes in the interpretations of existing laws and regulations that affect our business and operations may be adopted.

We are presently assessing the availability of a strategic partner, the geographic areas in the United States which offer the most upside potential for our proposed operations, the impact of regulatory requirements, the types of services which we intend to offer, prospective project economics and the availability of required financing. We expect to commence operations during the first half of 2014, but no assurances can be given that this will prove to be the case.

Employees

As of the date hereof, our only full-time employee is Nadine C. Smith, our Chairman, Chief Executive Officer and President. We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating opportunities in the business be plan to engage in.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

In addition our filings can be viewed on our Internet site at www.fracwatersystems.com.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our Common Stock. In such a case, investors in our Common Stock could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Annual Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

General Risks Relating to our Business, Operations and Financial Condition

We are a development stage company with no operating history for you to evaluate our business. We may never attain profitability.

We are a development stage company and have not yet begun any operations. We have been a shell company with no operating history and no assets other than cash and we have just recently begun to redirect our business focus towards the Business. As a development stage company with no operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to our business in particular. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We believe that we will have sufficient funds to meet our presently anticipated working capital requirements for the foreseeable future. This belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect. We may need to raise significant additional funds sooner in order to implement our business projects, support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. If our financial resources are insufficient, we will require additional financing in order to meet our plans for expansion. We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we may be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses, accumulated deficit and working capital deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

The treatment and disposal of produced and flowback water for the oil and gas industry is a highly competitive business and, therefore, we expect to face severe competition in connection with the marketing and sale of our proposed products and services.

We expect to face intense competition in the market for the treatment and disposal of produced and flowback water for the oil and gas industry from a number of sources, including oil and gas exploration companies who may choose to conduct these services for their own account. Many of our competitors will be more established than we are, and have significantly greater financial, technical, marketing and other resources than us. Some of our competitors will have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure investors that we will be able to compete effectively with such competitors or that the competitive pressures we face will not harm our business.

If the current price of oil and natural gas decreases, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the demand for our proposed products and services.

In early 2008, with high prices for natural gas, energy companies began profitably drilling in shale areas. These operations rely on enormous supplies of clean water. Much of the water used in drilling oil and natural gas wells and the resulting water that flows back in a polluted state creates an opportunity for our proposed products and services. Horizontal drilling in shale areas is very expensive; however, if prices for natural gas are sufficiently high this expense can be justified. If current prices decline, horizontal drilling may not be cost-effective and the lack thereof may adversely affect our proposed business.

If we do not achieve broad market acceptance of our proposed products and services, we may not be successful.

Although all of our proposed products and services are expected to serve existing needs, our delivery of these proposed products and services is expected to be unique and subject to broad market acceptance. As is typical of any new product or service, the demand for, and market acceptance of, these proposed products and services will be highly uncertain. We cannot assure you that any of our proposed products and services will be commercialized on a widespread basis. If the markets for our proposed products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate or if our proposed products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

Our growth strategy reflected in our business plan may not be able to be implemented at all or rapidly enough for us to achieve profitability. Our growth strategy is dependent on several factors, such as our ability to respond to the technological needs of our customers and others in the markets in which we expect to compete and the degree of market acceptance of our proposed products and services. We cannot assure you the potential customers we intend to target will purchase our proposed products or services in the future or that if they do, our revenues and profit margins will be sufficient to achieve profitability.

If federal and state legislation and regulatory initiatives relating to horizontal drilling are passed, it could materially and adversely affect our results of operations.

Our business is expected to rely to a large extent upon cleaning the large amounts of water used in hydraulic fracturing applications. Objections have been raised by environmentalists, some land owners and some government officials including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with horizontal drilling. We cannot assure you that legislation or rules will not be passed or action taken by environmental authorities that will preclude the use of horizontal drilling. At the state level, certain states have implemented moratoriums and certain obligations on oil gas companies using horizontal drilling. The adoption of any future federal or state laws or implementing regulations imposing reporting or permitting obligations on, or otherwise limiting, the horizontal drilling process could make it more difficult to perform, or even prohibit oil and gas companies from using horizontal drilling, to complete gas and oil wells. These additional costs to drillers could result in reduced oil and gas drilling. This would reduce our potential service revenue and adversely affect our ability to sell our proposed products and services. If this were to occur more widely in the United States, the demand for our proposed products and services may be eliminated or substantially reduced. If any such federal or state legislation on horizontal fracturing were passed, our revenues and results of operations could be adversely affected.

The nature of our proposed business will expose us to significant costs and liabilities with respect to environmental, operational and safety matters.

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our proposed activities. These costs and liabilities could arise under a wide range of U.S. federal, state and local environmental and safety laws and regulations, including agency interpretations of the foregoing and governmental enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of operations. Strict joint and several liabilities may be imposed under certain environmental laws which could cause us to become liable for the conduct of others or for consequences of its actions that were in compliance with all applicable laws at the time those actions were taken. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition. If we are not able to recover the resulting costs through insurance or revenues, our financial position could be adversely affected.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our proposed systems for the treatment and disposal of produced and flowback water for the oil and gas industry infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We rely heavily on our Chief Executive Officer, the loss of whom could have a material adverse effect on our business, operating results and financial condition.

Our future success is dependent on retaining the services of Nadine C. Smith, our Chairman, Chief Executive Officer and President, and of having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose Ms. Smith’s services, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees.

Risks Relating to Ownership of our Securities

There currently is no public market for our Common Stock. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently a limited public market for shares of our Common Stock and a more widely-traded and liquid public market may never develop. Our Common Stock is currently quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following:

•	our stockholders’ equity may be insufficient;

•	the market value of our outstanding securities may be too low;

•	our net income from operations may be too low;

•	our Common Stock may not be sufficiently widely held;

•	we may not be able to secure market makers for our Common Stock; and

•	we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.

Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing and remains listed on the OTC Markets or suspended from the OTC Markets, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

We cannot assure you that our Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market;

•	changes in our industry;

•	regulatory and economic developments, including our ability to obtain working capital financing;

•	our ability to execute our business plan; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the public company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for our Common Stock will depend on the research and reports that securities analysts publish about our business and our company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTC Markets. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our board of directors may at any time authorize the issuance of additional Common Stock or preferred stock without common stockholder approval, subject only to the total number of authorized shares of Common Stock and Preferred Stock set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of Common Stock or Preferred Stock or other securities may create downward pressure on the trading price of the Common Stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the Common Stock are then traded.

We may obtain additional capital through the issuance of Preferred Stock, which may limit your rights as a holder of our common stock.

We have authorized 25,000,000 shares of “blank check” Preferred Stock. Without any stockholder vote or action, our board of directors may designate and approve for issuance shares of our Preferred Stock. The terms of any Preferred Stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our Common Stock. The designation and issuance of Preferred Stock favorable to current management or stockholders could make any possible takeover of the Company or the removal of our management more difficult.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our Common Stock ownership is highly concentrated. As of the date hereof, our Chairman, Chief Executive Officer and President, Nadine C. Smith, beneficially owns 20,000,000 shares, or approximately 46.5% of our total outstanding common stock. Her interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our Common Stock.

Being a public company is expensive and administratively burdensome.

As a public reporting company we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses. Among other things, we must:

•
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve to a greater degree our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on an audit committee which we expect to establish.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Restrictions on the use of Rule 144 by Shell Companies or Former Shell Companies could affect your ability to resale our shares.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008 and apply to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As such, due to the fact that we are currently a shell company, holders of "restricted securities" within the meaning of Rule 144, when resell their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any real property. As our office space needs are limited at the present time, we are currently operating out of our Chief Executive Officer’s office space located at 1266 1st Street, Suite 4, Sarasota, FL 34236, which is approximately 700 square feet. We are utilizing this space on a month-to-month basis for a fee of $1,000 per month. We believe that these facilities are adequate to meet our needs at this time, but as we expect to grow in the near future, we anticipate that we may move to a larger permanent office space that will have a higher monthly rent. We do not foresee any significant difficulties in obtaining any required additional space.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any threatened litigation or action that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 17, 2010, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “SURF” and since September 12, 2013 under the symbol “FWSI.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid(1)	Low Bid(1)

Fiscal Year Ended: September 30, 2014
Through December 17, 2013	$0.68	$0.31
Fiscal Year Ended: September 30, 2013
Three Months Ended September 30, 2013	$0.00	$0.00
Three Months Ended June 30, 2013	$0.11	$0.11
Three Months Ended March 31, 2013	$0.11	$0.11
Three Months Ended December 31, 2012	$0.11	$0.10
Fiscal Year Ended: September 30, 2012
Three Months Ended September 30, 2012	$0.00	$0.00
Three Months Ended June 30, 2012	$0.00	$0.00
Three Months Ended March 31, 2012	$0.44	$0.36
Three Months Ended December 31, 2011	$0.21	$0.15

(1) Such prices give retroactive effect to the 50:1 forward stock split which was effected on September 27, 2012.

Holders

As of December 23, 2013 there were 5 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended September 30, 2013. Subsequent to September 30, 2013 we issued the following unregistered securities:

In connection with Nadine C. Smith’s October 10, 2013 engagement as our President, Chief Executive Officer and Chairman we issued and sold 20,000,000 shares of our Common Stock to Ms. Smith at a price of $0.01 per share for gross proceeds of $200,000.

In connection with the October 15, 2013 engagement of Stuart A. Sundlun as a Director, we issued and sold 500,000 shares of our Common Stock to Mr. Sundlun at a price of $0.01 per share for gross proceeds of $5,000.

In connection with the October 15, 2013 engagement of Charles Watson as a Director, we issued and sold 2,000,000 shares of our Common Stock to Mr. Watson at a price of $0.01 per share for gross proceeds of $20,000.

In connection with Arnold Tinter’s October 15, 2013 engagement as our Chief Financial Officer, Secretary and Treasurer we granted and issued 175,000 non-statutory stock options to Mr. Tinter under our 2013 Equity Incentive Plan. The options have a term of ten years and are exercisable, upon vesting, at an exercise price of $0.01 per share. They vest ratably in arrears over four quarterly periods with the initial vesting date being January 10, 2014 and the subsequent vesting dates being April 10, 2014, July 10, 2014 and October 10, 2014. In the event the engagement of Mr. Tinter is terminated by us or Mr. Tinter, any unvested options at the time of termination will be cancelled and any vested options at the time of termination will be cancelled 90 days after the date of termination.

In connection with our entry into the JV Agreement with PWS, effective October 10, 2013, we granted and issued 250,000 non-statutory stock options to PWS under our 2013 Plan. The options have a term of ten years and are exercisable, upon vesting, at an exercise price of $0.01 per share. The options will vest twelve months after the date of issuance. Upon a termination of the JV Agreement for “Cause” (as defined in the JV Agreement), all unvested stock options shall be cancelled.

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company to two investors. In addition, as of October 15, 2013, $100,000 in principal and all accrued interest due on the PWS Notes was converted into promissory note of the Company. All of the notes have a stated maturity date of October 15, 2014. The principal bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the maturity of these notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 15% per annum, until the obligations are paid in full. We may from time-to-time prepay any amount due under these notes, in whole or in part, without penalty. The principal amount of these notes, and any accrued and unpaid interest thereon, may be converted into shares of our Common Stock at a conversion rate to be agreed upon by us and the Holders. Upon the occurrence of an “Event of Default” under the terms of the notes, the entire unpaid principal balance of the notes, together with any accrued and unpaid interest thereon, shall become due and payable, without any action by the Holders. So long as the notes are outstanding, we may not incur any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the notes, except indebtedness created as a result of a subsequent financing if the gross proceeds to us from such financing are equal to or greater than the aggregate principal amount of the notes and the notes are repaid in full upon the closing of such financing.

As of November 15, 2013, we converted $34,510 in debt into 986,000 shares of our Common Stock at a conversion rate of $0.035 per share.

On December 20, 2013 we issued 250,000 non-statutory stock options under our 2013 Equity Incentive Plan to each of Charles Watson, Stuart Sundlun, and Nadine Smith with a term of ten years, an exercise price of $0.20 per share and a one year vesting period.

All of the foregoing issuances of securities were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized For Issuance Under Equity Compensation Plans

We did not adopt or maintain any equity compensation plans from the date of our inception through the date covered by this Annual Report.

On October 15, 2013, our Board of Directors approved the Frac Water Systems, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Reference is made to the disclosure set forth in in Part III, Item 12. “Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” below, which disclosure is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report.

Overview

We were incorporated as Surf A Movie Solutions, Inc. in Nevada on December 18, 2007, to engage in the business of the development, sales and marketing of online video stores. We were not successful in our efforts and have ceased this line of business. We are a development stage company and have not yet begun any operations.

On October 10, 2013, we entered into a Joint Venture Agreement with Produced Water Solutions, Inc., a Colorado corporation, in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. The Joint Venture Agreement is intended to enable us to engage in and commence activities involving this business. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

During the next 12 months we anticipate incurring costs related to assessing the business merits of various proposed business ventures, including but not limited to those under consideration with the PWS joint venture, project capital requirements and technology alternative, the impact of regulatory requirements, the types of services which we intend to offer, prospective project economics, management adding key management and the availability of required financing. We believe we will be able to meet these costs through use of funds from an additional infusion of capital in the form of equity or debt, or a combination of both. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. Until such time as we commence activities pursuant to our business plan our working capital needs are extremely flexible. We expect that we can meet our working capital needs for the next twelve months.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We have incurred net losses since inception. In addition, we have an accumulated deficit of $100,240 and a working capital deficit of $39,240 as of September 30, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $100,240 on our operations from inception through September 30, 2013.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies (See Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan). To become profitable and competitive, we must develop the business plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

During the years ended September 30, 2013 and 2012 we incurred losses of $12,342 and $20,223, respectively. For the period from inception, December 18, 2007 until September 30, 2013 we incurred losses of $100,240. The losses in all periods consist primarily of general and administrative expenses incurred in connection with being a public, company such as professional fees, filing fees and transfer agent fees.

Liquidity and Capital Resources

As of December 23, 2013 we had yet to generate any revenues from our business operations.

As of September 30, 2013, our cash on hand was $4,906 we had liabilities of $44,146 and our working capital deficit was $39,240. Included in current liabilities was $34,510 due to a related party. This liability was converted into shares of our common stock effective November 15, 2013.

Operations used cash of $15,567 and $18,877 for the years ended September 30, 2013 and 2012, respectively. Financing activities, advances form related parties, provided cash of $15,510 and $19,000 for the years ended September 30, 2013 and 2012, respectively.

In connection with Nadine C. Smith’s October 10, 2013 engagement as our President, Chief Executive Officer and Chairman we issued and sold 20,000,000 shares of our Common Stock to Ms. Smith at a price of $0.01 per share for gross proceeds of $200,000. In addition, in connection with the October 15, 2013 engagement of Stuart A. Sundlun as a Director, we issued and sold 500,000 shares of our Common Stock to Mr. Sundlun at a price of $0.01 per share for gross proceeds of $5,000. Further, in connection with the October 15, 2013 engagement of Charles Watson as a Director, we issued and sold 2,000,000 shares of our Common Stock to Mr. Watson at a price of $0.01 per share for gross proceeds of $20,000. Also, on October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company to two investors. Until such time as we commence activities pursuant to our business plan our working capital needs are extremely flexible and we believe that we can meet our working capital needs for the next twelve months.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues.

We expect that we will need to raise funds in order to effectuate our business plan. We may seek additional investors to purchase our stock to provide us with working capital to fund our operations. There can be no assurance that additional capital will be available to us at all or on acceptable terms. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Off Balance Sheet Arrangements

None.

Contractual Obligations

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and notes thereto commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective based on the criteria established in Internal Control—Integrated Framework.

Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

•
We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management believes that the deficiencies set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our Board. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of December 23, 2013, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Nadine C. Smith	President and Chief Executive Officer, Chairman	56	October 10, 2013

Arnold Tinter	Chief Financial Officer, Treasurer and Secretary	68	N/A

Charles Watson	Director	59	October 15, 2013

Stuart A. Sundlun	Director	60	October 15, 2013

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Nadine C. Smith, 56, was appointed as our Chief Executive Officer, President and Chairman on October 10, 2013. Ms. Smith has been actively engaged in the energy sector for more than thirty years in a variety of executive, managerial and financial capacities. Most recently, she has served as director and the Chairman of the Board of Directors of La Cortez Energy, Inc., a publicly held company engaged in oil and gas exploration, since February 7, 2008 and as the President since July 31, 2012. Since October 2012 Ms. Smith has served as a director and Chairman of the Audit Committee of Aly Energy Services, Inc. From November 2008 to May 2011, Ms. Smith served as a director of WaferGen Bio-systems, Inc., a publicly held company engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research. Ms. Smith has previously served as a founding director of Gran Tierra Energy, Inc., an oil and gas exploration and production company operating in South America, Patterson-UTI Energy Inc., American Retirement Corporation and Loreto Resources Corporation, all public companies. Ms. Smith received a Bachelor of Arts degree in economics from Smith College and a Master of Business Administration degree from Yale University.

Arnold Tinter, 68, was appointed as our Chief Financial Officer, Secretary and Treasurer on October 15, 2013. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He provides Chief Financial Officer (“CFO”) services to a number of public companies, including Frac Water Systems Inc., Barfresh Food Group Inc., (“Barfresh”) and LifeApps Digital Media Inc. (“LifeApps”). Mr. Tinter is also a Director of Barfresh and LifeApps. During the period from 2010 to 2012 Mr. Tinter provided CFO services to Agrisolar Solutions Inc., T.O Entertainment Inc., and Arvana Inc. From 2006 to 2010 he has provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. Prior to 2006 Mr. Tinter served in various capacities in both private and public companies including Chief Executive and Chief Financial Officer positions. Mr. Tinter served in the United States Army as an infantry officer and is a Vietnam veteran. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Charles Watson, 59, was appointed as a member of our board of directors on October 15, 2013. Mr. Watson has an extensive background in both operational management and major project delivery, having spent 29 years with Royal Dutch Shell PLC (“Shell”). At Shell he held a number of senior executive positions throughout the world, culminating in his appointment, in May 2009, as Executive Vice President covering Russia and the Caspian Region, including oversight of Shell’s activities in Kazakhstan, Chairman of Shell Russia and Chairman of the board of directors of Sakhalin Energy Investment Company, positions he held through mid-2011. Prior to this, beginning in 2007, he was Executive Vice President of Shell Energy Europe accountable for Shell's gas, power and renewables businesses in Europe. Since leaving Shell, Mr. Watson has primarily focused on serving on the boards of several companies. In August 2011, he was appointed a non-executive Director of Kazakhmys PLC, a UK FTSE listed mining company, where he is chair of the HSE Committee and member of the Audit and remuneration committees. In June 2012, Mr. Watson became a Non-Executive director of Taipan Resources Inc., an exploration company operating in Kenya, listed on the Canadian TSX market. In June 2012, he was appointed as a non-executive Director of Bashneft, a vertically integrated oil company operating principally in Russia, where he is a member of the Audit, HSE, and Strategy committees. After receiving a degree in Civil Engineering from London University in 1976, Mr. Watson spent 5 years in the construction divisions of Bechtel Corporation, serving in Algeria and Saudi Arabia. Following his time at Bechtel Corporation, he obtained an MBA from INSEAD in France in 1982.

Stuart A. Sundlun, 60, was appointed as a Director on October 15, 2013. Mr. Sundlun is Vice Chairman of the BMB Group Ltd, a firm focused on global private equity opportunities which he helped organize in 2006. Additionally, since 2012 he has served as Chairman of Adaptive Technology International LLC, a corporation which develops business opportunities worldwide for selective disruptive technologies in the clean energy sector.

Since 2006, Mr. Sundlun has served on the board of Aurado Energy LLC, a public company with oil and gas interests in Kazakhstan. Additionally, Mr. Sundlun was a founding member in 2012 of Broadway Resources LLC, a private company currently drilling for oil in the Permian Basin in Texas. He structured the investment in and served as a board member of South Oil Corporation, an oil exploration company focused in the Astrakhan region in Russia from 2005 until its sale in 2011.

Since 2000, he also has been a Senior Advisor to Triago SA, a Paris-based placement agent for private equity funds and secondary fund limited partnership interests. Since 2007, Mr. Sundlun has been a member of the Advisory Board of Charitybuzz.com, a leading provider of online auction services for not-for-profits and corporations seeking to expand their social responsibility activities and on the Board of Directors of Whitewall Inc., a leading magazine on contemporary art.

Mr. Sundlun was a co-founder and served on the Board and Investment Committee of the Dignity Fund L.P. which made loans to microfinance organizations worldwide from 2006-2011.

Previously he was a Managing Director of Global Emerging Markets from 1994 to 2006, a firm which invested in emerging public and private companies worldwide and an investment banker in corporate finance at Lehman Brothers. Mr. Sundlun began his finance career at Chase Manhattan Bank where he was the Mexican Liason Officer at Chase Manhattan Bank after completing the Credit Training Program.

Since 2011, Mr. Sundlun has been a member of the Executive Committee of The Common Good, a New York based not-for-profit organization which organizes discussions of leading political issues, both domestic and international with significant policy and opinion makers of all political persuasions. Additionally, in 2013 he joined the board and became treasurer of The Art Production Fund, a not-for-profit aimed at bringing the works of leading artists to the public.

Mr. Sundlun holds an MBA in finance from the Columbia University Graduate School of Business and a BA, cum laude, in international relations from Harvard University. After Harvard he was awarded a Rotary Club Fellowship and spent one year at La Pontiifca Catolica in Lima, Peru. During this period, he also served as a Special Assistant to the Secretary General of the Organization of American States at the Sixth and Seventh General Assemblies of the OAS.

Family Relationships

There are no family relationships among our directors or executive officers.

Significant Employees

We have no significant employees other than the officers and directors described above.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

•
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•
Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended September 30, 2013.

Code of Ethics

In December 2013, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics has been filed as Exhibit 14.1 to this Annual Report, and will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President ℅ Frac Water Systems, Inc., 1266 1st Street, Suite 4, Sarasota, FL 34236.

Board Committees

Our Board has 3 members, Nadine C. Smith, Charles Watson and Stuart A. Sundlun. Ms. Smith serves as our Chairman. Our Board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

We are a small, development stage company which has yet to achieve operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board may designate from among its members an executive committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only three directors. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our limited business operations. Given our size, we do not have a nominating committee or compensation committee, or committees performing similar functions, or a diversity policy. Our Board monitors and assesses the need for and qualifications of additional directors. We may adopt a diversity policy in the future in connection with our anticipated growth. Our entire board presently serves the functions of an audit committee, nominating committee and compensation committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Board Compensation

Prior to October 1, 2013 we did not compensate our directors for serving as such. On December 20, 2013 our Board authorized the following compensation to be paid to our directors:

•
Annual fee of $12,000 per year payable in equal quarterly installments of $3,000 in arrears on each of January 1, April 1, July 1, and October 1, with the initial payment for the quarter October 1, 2013 through December 31, 2013 being due on January 1, 2014;

•	Attendance fee of $1,000 per quarterly meeting;

•	Fee of $500 for each special meeting including telephonic meetings;

•	If travel is involved with respect to a quarterly or special meeting, the director will receive an additional $1,000 for each additional day resulting from travel;

•
250,000 stock options in connection with appointment to the Board with one year vesting, the exercise of which is subject to the continuance of the director relationship within 90 days of the date of exercise; and

•	Subsequent annual equity awards of 150,000 stock options with one year vesting, the exercise of which is subject to the continuance of the director relationship.

Pursuant to the foregoing, on December 20, 2013 we issued 250,000 non-statutory stock options under our 2013 Equity Incentive Plan to each of Charles Watson, Stuart Sundlun, and Nadine Smith with a term of ten years, an exercise price of $0.20 per share and a one year vesting period.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2013, and 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2013; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended September 30, 2013 that received annual compensation during the fiscal year ended September 30, 2013 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended September 30, 2013 that received annual compensation during the fiscal year ended September 30, 2013 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Change in Pension Value and Non- qualified Deferred Compen -sation Earnings ($)	All Other Compen -sation ($)	Total ($)

Fadi Zeidan,	2013	0	0	0	0	0	0	0	0
President and Chief Executive Officer(1)	2012	0	0	0	0	0	0	0	0

(1)	Fadi Zeidan was appointed as our President, Chief Executive Officer and Treasurer on February 15, 2008 and as our Secretary on August 18, 2008. He resigned all of his positions on October 10, 2013.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended September 30, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Fadi Zeidan President and Chief Executive Officer(1)	0	0	0	0	0	0	0	0	0

(1)	Fadi Zeidan was appointed as our President, Chief Executive Officer and Treasurer on February 15, 2008 and as our Secretary on August 18, 2008. He resigned all of his positions on October 10, 2013.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the fiscal year ended September 30, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fadi Zeidan(1)	0	0	0	0	0	0	0
Ufuk Turk(2)	0	0	0	0	0	0	0

(1)	As of October 10, 2013, Fadi Zeidan resigned as our director.

(2)	As of October 10, 2013, Ufuk Turk resigned as our sole officer and as a director.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, except as otherwise set forth below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Employment and Consulting Agreements

Smith Employment Agreement.

On October 10, 2013, we entered into a three year Employment Agreement with Nadine C. Smith, pursuant to which she serves as our President, Chief Executive Officer and Chairman. She will earn an initial base annual salary of $120,000 which will be increased to $180,000 at such time that we deploy equipment to field operations and to $240,000 at such time that our cash flow, in the reasonable judgment of our Board of Directors, can sustain the salary increase. She is entitled to receive annual bonuses in amounts up to 100% of her base annual salary based upon achievement of budget and operational milestones as approved by our Board of Directors. In connection with her appointment, Ms. Smith purchased 20,000,000 shares of our Common Stock at a price of $0.01 per share for an aggregate of $200,000. Ms. Smith is also entitled to receive stock options under our 2013 Equity Incentive Plan at such times and in such amounts as determined by our Board of Directors.

In the event of Ms. Smith’s Permanent Disability, as such term is defined in the Employment Agreement, or if Ms. Smith’s employment is terminated by us for a reason other than Cause, as such term is defined in the Employment Agreement, or by Ms. Smith for Good Reason, as such term is defined in the Employment Agreement, and subject to Ms. Smith's compliance with other terms of the Employment Agreement, then we will pay her a severance amount equal to her base annual salary. In the event of termination by us without Cause or by Ms. Smith for Good Reason, Ms. Smith will also be entitled to receive a pro rata portion of her annual bonus to the extent established milestones for the payment thereof are achieved.

In the event of Ms. Smith’s death or if Ms. Smith’s employment is terminated by us for Cause or if Ms. Smith voluntarily terminates the Employment Agreement, we will have no obligation to make payment to her under the Employment Agreement subsequent to such termination except for the payment of base annual salary accrued through the date of termination.

The Employment Agreement contains non-competition, non-solicitation and confidentiality covenants of Ms. Smith.

Tinter Consulting Agreement.

On October 15, 2013, we entered into a Consulting Agreement with Arnold Tinter pursuant to which he serves as our Chief Financial Officer, Treasurer and Secretary on an independent contractor basis. Either party may terminate the Consulting Agreement upon 30 days advance notice. The Consulting Agreement has a term of 12 months which will be automatically renewed for an additional 12 month period unless terminated prior to the end of the initial term by either party. The services being provided by Mr. Tinter include, but are not limited to, the following:

•	Oversight and maintenance of our financial books and records, including the general ledger;

•	Preparation of annual cash projections (with the support of management) for review by our Board of Directors;

•	Preparation of monthly internal financial statements for review and distribution to our management and Board of Directors;

•	Preparation of quarterly financial statements and supporting documentation for review by our auditor, together with coordination of the quarterly review of our financial statements by the auditor;

•	Preparation of annual financial statements and supporting documentation in connection with the annual audit, together with coordination of the annual audit with our auditors;

•	Assistance in review and preparation of forms 10-Q and 10-K, and any other required filings with the Securities and Exchange Commission;

•	Assistance in review and preparation of private placement or other financing documentation, as needed; and

•	Accounting software selection and integration, as needed, to provide management with internal operating and financial data on a timely basis.

In connection with the Consulting Agreement, we are paying Mr. Tinter at the annual rate of $60,000 payable in equal monthly installments. We also granted him 175,000 non-statutory stock options exercisable, upon vesting, at a price of $0.01 per share.

The Consulting Agreement contains non-compete and non-disclosure covenants of Mr. Tinter and a mutual indemnification provision. It also contains a separate Confidentiality Agreement which contains confidentiality covenants of Mr. Tinter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 23, 2013 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our Common Stock outstanding on such date and all shares of our Common Stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 23, 2013. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Frac Water Systems, Inc., 1266 1st Street, Suite 4, Sarasota, FL 34236, USA.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Nadine C. Smith President, Chief Executive Officer and Chairman	Common Stock	20,000,000 shares, direct	45.5%

Arnold Tinter Chief Financial Officer, Secretary and Treasurer	Common Stock	43,750 shares, direct(3)	*

Charles Watson Director	Common Stock	2,000,000 shares, direct	4.5%

Stuart A. Sundlun Director	Common Stock	500,000 shares, direct	1.1%

All directors and executive officers as a group (4 persons)	Common Stock	22,543,750 shares(3)	51.2%

*             Less than 1%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of December 23, 2013. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 43,986,000 shares of Common Stock issued and outstanding on December 23, 2013.

(3)	Includes 43,750 shares underlying stock options exercisable within 60 days of December 23, 2013. Excludes 131,250 shares underlying stock options not exercisable within 60 days of December 23, 2013.

Changes in Control

On October 10, 2013, we sold Nadine C. Smith, our Chairman, Chief Executive Officer and President, 20,000,000 shares of our Common Stock for an aggregate purchase price of $200,000. The purchase of these shares was made in conjunction with Ms. Smith’s appointment as an officer and director of ours. Ms. Smith has advised us that the source of funds for the purchase was her personal finances. The shares constitute “restricted securities” within the meaning of Rule 144 of the Securities Act, and may not be sold, pledged, or otherwise disposed of by the Ms. Smith without restriction under the Securities Act and applicable state securities laws.

In addition, as of October 10, 2013, Fadi Zeidan, our former President, Secretary and Treasurer, and a former director of ours, and Ufuk Turk, a former director of ours, delivered to us an aggregate of 200,000,000 shares of our Common Stock for cancellation. The cancellation of these shares was made in conjunction with Mr. Zeidan’s resignation as an officer and director of ours, and Ufuk Turk’s resignation as a director of ours.

As of December 23, 2013, we have 43,986,000 shares of Common Stock issued and outstanding. The 20,000,000 shares purchased by Ms. Smith represent approximately 45.5% of our common equity.

Securities Authorized for Issuance Under Equity Compensation Plans

2013 Equity Incentive Plan.

On October 15, 2013, our Board of Directors approved the Frac Water Systems, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). A total of 7,500,000 shares of our common stock are reserved for issuance in connection with awards granted under the 2013 Plan. A maximum of 2,500,000 shares may be granted during the first twelve months of the 2013 Plan. If an award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an award, the shares subject to such award and the surrendered shares will become available for further awards under the 2013 Plan. Shares issued under the 2013 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2013 Plan. In addition, the number of shares of common stock subject to the 2013 Plan and the number of shares and terms of any incentive award are subject to adjustment in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2013 Plan and grants made thereunder. Subject to the terms of the 2013 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2013 Plan. Any officer or other employee of ours or our affiliates, or an individual that we or our affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to us or our affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2013 Plan.

The 2013 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and stock appreciation rights (“SARs”) as described below:

•
Options granted under the 2013 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant. Such awards may include vesting requirements.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by our compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	Stock awards are permissible. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•
SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

The 2013 Plan has yet to receive stockholder approval. Any awards of incentive stock options prior to such stockholder approval shall be conditioned on such approval and if such approval is not obtained by October 15, 2014, which is 12 months after the date of Board approval, such options shall be treated as non-incentive options.

Our Board of Directors or if then in place, the compensation committee of our Board of Directors, may amend, suspend or terminate the 2013 Plan without stockholder approval or ratification at any time or from time to time. No change may be made by our Board of Directors that increases the total number of shares of our common stock reserved for issuance under the 2013 Plan or reduces the minimum exercise price for options or exchange of options for other incentive awards. Unless sooner terminated, the 2013 Plan terminates ten years after the date on which it was adopted.

The foregoing description of the 2013 Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2013, which is filed as Exhibit 10.6 to our Current Report on Form 8-K dated October 10, 2013 and is incorporated into this Annual Report as an Exhibit by reference.

In connection with Arnold Tinter’s October 15, 2013 engagement as our Chief Financial Officer, Secretary and Treasurer, we granted and issued 175,000 non-statutory stock options to Mr. Tinter under our 2013 Plan. The options have a term of ten years and are exercisable, upon vesting, at an exercise price of $0.01 per share. They vest ratably in arrears over four quarterly periods with the initial vesting date being January 10, 2014 and the subsequent vesting dates being April 10, 2014, July 10, 2014 and October 10, 2014. In the event the engagement of Mr. Tinter is terminated by us or Mr. Tinter, any unvested options at the time of termination will be cancelled and any vested options at the time of termination will be cancelled 90 days after the date of termination.

In connection with our entry into the JV Agreement with PWS, effective October 10, 2013, we granted and issued 250,000 non-statutory stock options to PWS under our 2013 Plan. The options have a term of ten years and are exercisable, upon vesting, at an exercise price of $0.01 per share. The options will vest twelve months after the date of issuance. Upon a termination of the JV Agreement for “Cause” (as defined in the JV Agreement), all unvested stock options shall be cancelled.

The following table provides information as of December 23, 2013, with respect to the shares of Common Stock that may be issued under the 2013 Plan:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	0	$-	0
Equity compensation plans not approved by securities holders	1,175,000	$0.13	6,325,000

Total	1,175,000		6,325,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000.00 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

On October 10, 2013, we entered into a three year Employment Agreement with Nadine C. Smith, pursuant to which she serves as our President, Chief Executive Officer and Chairman. She will earn an initial base annual salary of $120,000 which will be increased to $180,000 at such time that we deploy equipment to field operations and to $240,000 at such time that our cash flow, in the reasonable judgment of our Board of Directors, can sustain the salary increase. She is entitled to receive annual bonuses in amounts up to 100% of her base annual salary based upon achievement of budget and operational milestones as approved by our Board of Directors. In connection with her appointment, Ms. Smith purchased 20,000,000 shares of our Common Stock at a price of $0.01 per share for an aggregate of $200,000. Ms. Smith is also entitled to receive stock options under our 2013 Equity Incentive Plan at such times and in such amounts as determined by our Board of Directors.

On October 15, 2013, we entered into a Consulting Agreement with Arnold Tinter, pursuant to which he serves as our Chief Financial Officer, Treasurer and Secretary on an independent contractor basis. Either party may terminate the Consulting Agreement upon 30 days advance notice. The Consulting Agreement has a term of 12 months which will be automatically renewed for an additional 12 month period unless terminated prior to the end of the initial term by either party. In connection with the Consulting Agreement, we are paying Mr. Tinter at the annual rate of $60,000 payable in equal monthly installments. We also granted him 175,000 non-statutory stock options exercisable, upon vesting, at a price of $0.01 per share.

In connection with the October 15, 2013 engagement of Stuart A. Sundlun as a Director, we issued and sold 500,000 shares of our Common Stock to Mr. Sundlun at a price of $0.01 per share for gross proceeds of $5,000.

In connection with the October 15, 2013 engagement of Charles Watson as a Director, we issued and sold 2,000,000 shares of our Common Stock to Mr. Watson at a price of $0.01 per share for gross proceeds of $20,000.

Effective November 15, 2013 we converted $34,510 in debt owed to an assignee of a former officer and director into 986,000 shares of our common stock at a conversion rate of $0.035 per share.

On December 20, 2013 we issued 250,000 non-statutory stock options under our 2013 Equity Incentive Plan to each of Charles Watson, Stuart Sundlun, and Nadine Smith with a term of ten years, an exercise price of $0.20 per share and a one year vesting period, the exercise of which is subject to the continuance of the director relationship.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.” Nevertheless, our Board of Directors has determined that Stuart A. Sundlun and Charles Watson are “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2013	Fiscal year ended September 30, 2012

Audit fees (1)	$8,400	$8,400
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$8,400	$8,400

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended September 30, 2013 and 2012 were approved by our Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of September 30, 2013 and 2012	F-2

Statements of Expenses for the years ended September 30, 2013 and 2012 and for the period from December 18, 2007 (Inception) through September 30, 2013	F-3

Statements of Changes in Stockholders’ Equity (Deficit) for the period from December 18, 2007 (Inception) through September 30, 2013	F-4

Statements of Cash Flows for the years ended September 30, 2013 and 2012 and for the period from December 18, 2007 (Inception) through September 30, 2013	F-5

Notes to Financial Statements	F-6

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form S-1, File Number 333-156480, filed with the SEC on December 29, 2008)

3.2	Amendment to Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 26, 2012)

3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Form S-1, File Number 333-156480, filed with the SEC on December 29, 2008)

4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.1
Joint Venture Agreement dated October 10, 2013 between Registrant and Produced Water Solutions, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.2
Settlement Agreement and Mutual Release dated October 10, 2013 among Registrant, Produced Water Solutions, Inc. and Montrose Capital Ltd. (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.3
Employment Agreement dated October 10, 2013 between Registrant and Nadine C. Smith (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.4
Consulting Agreement dated as of October 15, 2013 between Registrant and Arnold Tinter (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.5
Form of Engagement Agreement between Registrant and proposed members of Registrant’s Board of Directors (incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.6	Form of Registrant’s 2013 Equity Incentive Plan(incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.7
Share Cancellation Agreement dated October 10, 2013 between Registrant and Ufuk Turk(incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.8
Share Cancellation Agreement dated October 10, 2013 between Registrant and Fadi Zeidan(incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

14.1*	Code of Ethics

21.1*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document
________________
*	Filed herewith.

**
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†
Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRAC WATER SYSTEMS, INC.

Dated: December 27, 2013	By:	/s/ Nadine C. Smith
	Name:	Nadine C. Smith
	Title:	President and Chief Executive Officer

Dated: December 27, 2013	By:	/s/ Arnold Tinter
	Name:	Arnold Tinter
	Title:	Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of December, 2013.

Signature	Title	Date

/s/ Nadine C. Smith		December 27, 2013
Nadine C. Smith	President, Chief Executive Officer and Chairman

/s/ Charles Watson		December 27, 2013
Charles Watson	Director

/s/ Stuart A. Sundlun		December 27, 2013
Stuart A. Sundlun	Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Frac Water Systems, Inc
(fka Surf a Movie Solutions, Inc)
(A Development Stage Company)
Denver, Colorado

We have audited the accompanying balance sheets of Frac Water Systems, Inc. (a development stage company) (the "Company") as of September 30, 2013 and 2012, and the related statements of expenses, stockholders' equity, and cash flows for the years then ended and the period from December 18, 2007 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012 and the related results of its operations and its cash flows for the years then ended and the period December 17, 2007 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
December 27, 2013

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Balance Sheets

	September 30, 2013	September 30, 2012
Assets
Current assets:
Cash	$4,906	$4,963
Prepaid expenses	-	3,268
Total current assets	4,906	8,231
Total Assets	$4,906	$8,231

Liabilities and stockholders' deficit
Liabilities
Accounts payable and accrued liabilities	$9,636	$16,130
Due to related party	34,510	19,000
Total current liabilities	44,146	35,130
Total Liabilities	44,146	35,130

Stockholders’ Equity (Deficit)
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 220,500,000 shares issued and outstanding, as of September 30, 2013 and 2012	22,050	22,500
Additional paid in capital	38,950	38,950
Deficit accumulated in the development stage	(100,240)	(87,899)
Total Stockholders’ Equity (Deficit)	(39,240)	26,899
Total Liabilities and Stockholders’ Equity (Deficit)	$4,906	$8,231

The accompanying notes are an integral part of these financial statements

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Statements of Expenses

			For the Period from Inception
			(December 18, 2007)
			to
	For the Years Ended September 30,		September 30,
	2013	2012	2013
Expenses:
General and administrative	$12,341	$20,223	$100,240

Net loss before income taxes	(12,341)	(20,223)	(100,240)

Provision for income taxes	-	-	-

Net loss	$(12,341)	$(20,223)	$(100,240)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	220,500,000	220,500,000

The accompanying notes are an integral part of these financial statements

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from December 18, 2007 (Inception) through September 31, 2013

	Common Shares		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Equity

Balance, December 18, 2007 (inception)		$-	$-	$-	$-
Shares issued to founder on December 18, 2008 at $0.005 per share	200,000,000	20,000	-	-	20,000
Net Loss				(5,874)	(5,874)
Balance, September 30, 2008	200,000,000	20,000	-	(5,874)	14,126
Net Loss				(22,616)	(22,616)
Balance, September 30, 2009	200,000,000	20,000	-	(28,490)	(8,490)
Private placement closed on October 31, 2009 at $0.10 per share	20,500,000	2,050	38,950		41,000
Net loss				(23,594)	(23,594)
Balance, September 30, 2010	220,500,000	22,050	38,950	(52,084)	8,916
Net loss				(15,592)	(15,592)
Balance, September 30, 2011	220,500,000	22,050	38,950	(67,676)	(6,676)
Net loss				(20,223)	(20,223)
Balance, September 30, 2012	220,500,000	22,050	38,950	(87,899)	(26,899)
Net loss				(12,341)	(12,342)
Balance, September 30, 2013	220,500,000	$22,050	$38,950	$(100,240)	$(39,241)

The accompanying notes are an integral part of these financial statements

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period from Inception
			(December 18, 2007)
			to
	For the Years Ended September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(12,341)	$(20,223)	$(100,240)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Prepaid expenses	3,268	(500)	-
Accounts payable and accrued liabilities	(6,494)	1,846	9,636
Net cash used in operating activities	(15,567)	(18,877)	(90,604)

Cash flows from financing activities
Advances from related party	15,510	19,000	34,510
Sale of stock	-	-	61,000
Net cash provided by financing activities	15,510	19,000	95,510

Net change in cash	(57)	123	4,906
Cash, beginning of period	4,963	4,840	-

Cash, end of period	$4,906	$4,963	$4,906

The accompanying notes are an integral part of these financial statements

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and 2012

Note 1 – Nature of Operations and Going Concern

Frac Water Systems, Inc. (the “Company” “We” “Our”), was incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., and is a development stage company which was previously engaged in the development, sales and marketing of online video stores. The Company decided to change its business objective and in connection therewith changed its name to Frac Water Systems, Inc. and is pursuing opportunities in the oil and gas field services sector, more fully described in the Note 6, Subsequent events.

As shown in the accompanying financial statements, we have incurred net losses since inception. In addition, we have an accumulated deficit of $100,240 and a working capital deficit of $39,240 as of September 30, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Subsequent to September 30, 2013 we raised additional capital, however, there can be no assurance that we raised enough capital to implement our current business plan.

Note 2 – Significant Accounting Policies

Development Stage
We comply with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

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

Financial Instruments
The Company's financial instruments consist of amount accounts payable, accrued liabilities and amounts due to related party.

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and 2012

Income Taxes
The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended September 30, 2013 and 2012 and for the period from December 18, 2007 (inception) to September 30, 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions. As of September 30, 2013 and 2012, we did not have any significant unrecognized uncertain tax positions.

Loss per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. We have not issued any potentially dilutive common shares. At September 30, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3 – Stockholders’ Equity

On December 18, 2009, we issued 200,000,000 common shares for total proceeds of $20,000.

On October 31, 2009, we issued 20,500,000 common shares for total proceeds of $41,000.

On September 1, 2012, we effected a forward split of 50 for 1of the issued and outstanding common stock. As a result the issued and outstanding stock increased to 220,500,000. We amended its articles of incorporation to increase the Company’s common stock authorized to 325,000,000 with a par value of $0.0001. All common shares amounts have been retroactively adjusted for all periods presented.

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and 2012

Note 4 – Due to Related Party

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

During the years ended September 30, 2013 and 2012, we received $15,510 and $19,000, respectively, from an officer of the Company. As of September 30, 2013 and 2012, the balance of the loan was $34,510 and $19,000, respectively. The loan bears no interest, is unsecured and is due on demand.

Note 5 – Income Tax

Income tax provision (benefit) for the years ended September 30, 2013 and 2012 is summarized below:

	2013	2012
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(4,196)	(6,875)
State	(715)	(1,173)
Total deferred	(4,911)	(8,048)
Increase in valuation allowance	4,911	8,048
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2013	2012
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.8%	5.8%
Effect of net operating loss	(39.8%)	(39.8%)
	-%	-%

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and 2012

Components of the net deferred income tax assets at September 30, 2013 and 2012 were as follows:

	2013	2012
Net operating loss carryover	$34,082	$29,886

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $39,894 and $34,983 allowance at September 30, 2013 and 2012, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $4,911.

As of September 30, 2013, we have a net operating loss carry forward of approximately $100,240. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2028	$5,873
2029	$22,616
2030	$23,494
2031	$15,592
2032	$20,223
2033	$12,342

N ote 6-Subsequent Events

Agreements.
On October 10, 2013, we entered into a Joint Venture Agreement (the “JV Agreement”) with Produced Water Solutions, Inc., a Colorado corporation (“PWS”) in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities (the “Business”). The JV Agreement is intended to enable us to engage in and commence activities involving the Business. In furtherance thereof, pursuant to the JV Agreement, PWS has provided us with three prospective Business projects (the “Projects”) and agreed to provide us with consulting services with respect to all aspects of the Projects and certain additional Business projects that we may subsequently determine to pursue (the “Additional Projects”). We have agreed to accept at least one of the Projects (the “Guaranteed Project”) and have been granted a right of first refusal until December 31, 2013 with respect to the two other Projects

In consideration for consulting services to be rendered, we have agreed to pay PWS a Monthly Project Cash Fee, a Cash Bonus Payment, FWSI Stock Options and Net Income Payments. The first and two subsequent monthly project cash fee of $10,000 each month, and the $50,000 cash bonus due and payable with respect to the Guaranteed Project was paid as required by the JV Agreement. We also agreed it issue 250,000 stock options to PWS.

The JV Agreement (and our obligation to make payments to PWS) terminates immediately on the earlier of (a) December 31, 2014, (b) upon PWS giving us sixty calendar days’ prior written notice of termination; (c) upon our giving PWS thirty calendar days prior written notice of termination, or (d) at any time, with no notice, upon which we terminate this Agreement for “Cause”. This Agreement may be renewed by us and PWS for periods subsequent to December 31, 2014 by mutual agreement on terms to be negotiated.

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and 2012

On October 10, 2013, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with PWS and Montrose Capital Limited (“Montrose”) related to the termination of a June 13, 2013 Term Sheet (the “Term Sheet”) among us, PWS and Montrose. The Term Sheet contemplated a $250,000 bridge financing for PWS involving the sale of $250,000 in principal amount of secured convertible promissory notes of PWS (the “PWS Notes”) and a subsequent reverse triangular merger (the “Merger”) among us, PWS and the shareholders of PWS in which PWS would become a wholly-owned subsidiary of ours. On July 1, 2013 the $250,000 bridge financing was completed and the PWS Notes were issued. The Notes were subject to mandatory conversion at the effective time of the Merger into securities of ours. The parties to the Settlement Agreement subsequently determined not to proceed with the Merger, choosing instead to have us engage directly in the Business pursuant to a Joint Venture Agreement. The October 10, Joint Venture Agreement discussed above was the result thereof.

As part of the Settlement Agreement, the parties agreed to terminate the Term Sheet, a related Mutual Confidentiality, Non-Disclosure and Non-Circumvention Agreement (the “NDA”) and all other agreements among the parties related to the Term Sheet and NDA. They also agreed that upon execution of the JV Agreement and in consideration of the Guaranteed Project, as such term is defined above, $100,000 in principal and all accrued interest due on the PWS Notes would be converted into one year 10% senior convertible notes of ours (the “FWSI Notes”). The Settlement Agreement further provided that upon our acceptance, if ever, of a second project pursuant to the JV Agreement, $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes and that upon our acceptance, if ever, of a third project pursuant to the JV Agreement, the remaining $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes. The holders of the PWS notes entered into a similar Settlement Agreement and Mutual Release with PWS in which, among other things, they agreed to the conversion of the PWS Notes into FWSI Notes on the terms stated above.

Convertible Note.
On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of FWSI Notes to two investors. In addition, as of October 15, 2013, $100,000 in principal and $2,932 in accrued interest due on PWS Notes were converted into FWSI Notes as discussed above. The FWSI Notes have a stated maturity date of October 15, 2014. The principal bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the maturity of the FWSI Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 15% per annum, until the obligations are paid in full. We may from time-to-time prepay any amount due under the FWSI Notes, in whole or in part, without penalty. The principal amount of the FWSI Notes, and any accrued and unpaid interest thereon, may be converted into shares of our common stock at a conversion rate to be agreed upon by us and the holders of the FWSI Notes (the “Holders”). Upon the occurrence of an event of default under the terms of the FWSI Notes, the entire unpaid principal balance of the FWSI Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without any action by the Holders. So long as the FWSI Notes are outstanding, we may not incur any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the FWSI Notes, except indebtedness created as a result of a subsequent financing if the gross proceeds to us from such financing are equal to or greater than the aggregate principal amount of the FWSI Notes and the FWSI Notes are repaid in full upon the closing of such financing.

Frac Water Systems, Inc.
(Formerly Known as Surf A Movie Solutions Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013 and 2012

Common Stock and Change in Control.
On October 10, 2013 we sold 20,000,000 shares of our common stock to an individual, who subsequent to September 30, 2013 became our Chief Executive Officer and Chairman of our Board of Directors, at a price of $0.01 per share for gross proceeds of $200,000.

Also on October 10, 2013 we sold a total of 2,500,000 to two individuals who subsequent to September 30, 2013 became members of our Board of Directors, at a price of $0.01 per share for gross proceeds of $25,000.

In addition, on October 10, 2013, two individuals, one of which was an officer and director and one was a director delivered to us an aggregate of 200,000,000 shares of common stock of ours for cancellation. The cancellation of these shares was made in conjunction with their resignations.

As a result of the above transactions there was an effective change in control of the Company.

Subsequent to September 30, 2013, $34,510 due to related party was converted to 986,000 shares of common stock of the company.