Form 10-Q
period 2013-12-31
FRAC WATER SYSTEMS, INC.
filed 2014-02-18
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 005-87668

FRAC WATER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1973257
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1266 1st Street, Suite 4, Sarasota, FL 34236
(Address of principal executive offices)

941.330.6404
(Registrant’s telephone number, including area code)

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

There were 41,486,000 shares of the issuer’s common stock outstanding as of February 18, 2014.

FRAC WATER SYSTEMS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013	4

Statements of Operations for the three months ended December 31, 2013 and December 31, 2012 and the period from December 18, 2007 (date of inception) to December 31, 2013 (unaudited)	5

Statements of Cash Flows for the three months ended December 31, 2013 and December 31, 2012 and for the period from December 18, 2007 (inception) to December 31, 2013 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Frac Water Systems, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2013	2013
Assets
Current assets:
Cash	$397,992	$4,906
Prepaid expenses	39,886	-
Total current assets	437,878	4,906
Total Assets	$437,878	$4,906

Liabilities and stockholders' deficit
Liabilities
Accounts payable and accrued liabilities	$161,629	$9,636
Due to related party	-	34,510
Short-term convertible notes payable	602,932	-
Total current liabilities	764,561	44,146
Total Liabilities	764,561	44,146

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 43,986,000 and 220,500,000 shares issued and outstanding, as of December 31, 2013 and September 30, 2013, respectively	4,399	22,050
Additional paid in capital	294,796	38,950
Deficit accumulated in the development stage	(625,878)	(100,240)
Total Stockholders’ Deficit	(326,683)	(39,240)
Total Liabilities and Stockholders’ Deficit	$437,878	$4,906

See the accompanying notes to the unaudited condensed financial statements

Frac Water Systems, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from Inception (December 18, 2007) to
	December 31,		December 31,
	2013	2012	2013
Expenses:
Expenses associated with exploring business opportunities	$407,114	$-	$407,114
General and administrative	129,065	3,839	229,305

Loss from operations	(536,179)	(3,839)	(636,419)

Other income (expense)
Gain on extinguishment of debt	24,650	-	24,650
Interest expense	(14,109)	-	(14,109)
Total other income (expense)	10,541	-	10,541

Net loss	$(525,638)	$(3,839)	$(625,878)

Basic and diluted loss per common share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	60,731,978	220,500,000

See the accompanying notes to the unaudited condensed financial statements

Frac Water Systems, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,		For the Period from Inception (December 18, 2007) to December 31,
	2013	2012	2013
Net cash used in operating activities	$(331,914)	$(4,552)	$(422,518)

Cash flows from financing activities
Advances from related party	-	15,510	34,510
Sale of stock	225,000	-	286,000
Proceeds from debt	500,000	-	500,000
Net cash provided by financing activities	725,000	15,510	820,510

Net change in cash	393,086	10,958	397,992
Cash, beginning of period	4,906	4,963	-

Cash, end of period	$397,992	$15,921	$397,992

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash financing activities
Common shares issued for settlement of debt	$9,860	$-	$9,860
Cancellation of shares	$20,000	$-	$20,000

See the accompanying notes to the unaudited condensed financial statements

Frac Water Systems Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

Note 1 – Basis of Presentation, Nature of Operations and Going Concern

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Frac Water Systems Inc. The accompanying unaudited condensed financial statements of Frac Water Systems Inc. at December 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The September 30, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended September 30, 2013.

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $625,878 and a working capital deficit of $326,683 as of December 31, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We were as incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., which was previously engaged in the development, sales and marketing of online video stores. The Company decided to change its business objective and in connection therewith changed its name to Frac Water Systems, Inc.

On October 10, 2013, we entered into a Joint Venture Agreement (the “JV Agreement”) with Produced Water Solutions, Inc., a Colorado corporation (“PWS”) in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities (the “Business”). The JV Agreement was intended to enable us to engage in and commence activities involving the Business. In furtherance thereof, pursuant to the JV Agreement, PWS provided us with three prospective Business projects (the “Projects”) and agreed to provide us with consulting services with respect to all aspects of the Projects and certain additional Business projects that we may subsequently determine to pursue (the “Additional Projects”). We agreed to accept at least one of the Projects (the “Guaranteed Project”) and were granted a right of first refusal until December 31, 2013 with respect to the two other Projects.

In consideration for consulting services to be rendered, we had agreed to pay PWS a Monthly Project Cash Fee, a Cash Bonus Payment, 250,000 FWSI Stock Options and Net Income Payments.

The JV Agreement (and our obligation to make payments to PWS) terminates immediately on the earlier of (a) December 31, 2014, (b) upon PWS giving us sixty calendar days’ prior written notice of termination; (c) upon our giving PWS thirty calendar days prior written notice of termination, or (d) at any time, with no notice, upon which we terminate this Agreement for “Cause”.

Frac Water Systems Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

At the present time, we have determined not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities. On December 31, 2013 we notified PWS of our determination to terminate the JV Agreement effective January 30, 2014 (the “Termination Date”). As of the Termination Date, we have no further obligation to make monthly project cash fee payments or bonus payments to PWS which were previously required under the JV Agreement. The options previously granted remain outstanding.

We continue to look at ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our debt and equity securities in merger, acquisition or asset purchase transactions. No assurance can be given that we locate a desirable business opportunity or that if we do, we will be able to enter into an arrangement on terms which we deem favorable. Since we have limited operations we are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).

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

Financial Instruments
The Company's financial instruments consist of amount accounts payable, accrued liabilities, short-term convertible notes payable and amounts due to related party.

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks and that it’s fair values approximate their carrying values.

Expenses associated with exploring business opportunities
We were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of PWS Notes and other payments under the JV Agreement, consulting fees, attending conferences, web development, and travel. These costs include a non-cash charge of $102,932 which is the assumption of debt related to the JV Agreement (See Note 4) and $2,413 which is the fair value of options granted to PWS (See Note 6).

Frac Water Systems Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

Loss per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. At December 31, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3 – Due to Related Party

Parties, which can be corporations or individuals, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

We issued 986,000 shares of common stock to a former officer of the Company, to settle $34,510 of debt. The fair value of the shares issued is $9,860 or $0.01 per share. The Company recognized a gain on the settlement of debt of $24,650 for the difference of the fair value of the shares and the amount payable to the former officer. As of December 31, 2013, the Company is no longer indebted to the former officer.

Note 4 – Short-Term Convertible Notes Payable

On October 10, 2013, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with PWS and Montrose Capital Limited (“Montrose”) related to the termination of a June 13, 2013 Term Sheet (the “Term Sheet”) among us, PWS and Montrose. The Term Sheet contemplated a $250,000 bridge financing for PWS involving the sale of $250,000 in principal amount of secured convertible promissory notes of PWS (the “PWS Notes”) and a subsequent reverse triangular merger (the “Merger”) among us, PWS and the shareholders of PWS in which PWS would become a wholly-owned subsidiary of ours. On July 1, 2013 the $250,000 bridge financing was completed and the PWS Notes were issued. The Notes were subject to mandatory conversion at the effective time of the Merger into securities of ours. The parties to the Settlement Agreement subsequently determined not to proceed with the Merger, choosing instead to have us engage directly in the Business pursuant to a Joint Venture Agreement. The JV Agreement discussed in Note 1 was the result thereof.

As part of the Settlement Agreement, the parties agreed to terminate the Term Sheet, a related Mutual Confidentiality, Non-Disclosure and Non-Circumvention Agreement (the “NDA”) and all other agreements among the parties related to the Term Sheet and NDA. They also agreed that upon execution of the JV Agreement and in consideration of the Guaranteed Project, as such term is defined above, $100,000 in principal and all accrued interest due on the PWS Notes would be converted into one year 10% senior convertible notes of ours (the “FWSI Notes”). The Settlement Agreement further provided that upon our acceptance, if ever, of a second project pursuant to the JV Agreement, $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes and that upon our acceptance, if ever, of a third project pursuant to the JV Agreement, the remaining $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes. The holders of the PWS notes entered into a similar Settlement Agreement and Mutual Release with PWS in which, among other things, they agreed to the conversion of the PWS Notes into FWSI Notes on the terms stated above. We did not accept any projects other than the Guaranteed Project and accordingly the $150,000 was not converted into FWSI Notes.

Frac Water Systems Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company (“FWSI Notes”) to two investors. In addition, as of October 15, 2013, $100,000 in principal and $2,932 in accrued interest due on PWS Notes were converted into FWSI Notes as discussed above. The FWSI Notes have a stated maturity date of October 15, 2014. The principal bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the maturity of the FWSI Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 15% per annum, until the obligations are paid in full. We may from time-to-time prepay any amount due under the FWSI Notes, in whole or in part, without penalty. The principal amount of the FWSI Notes, and any accrued and unpaid interest thereon, may be converted into shares of our common stock at a conversion rate to be agreed upon by us and the holders of the FWSI Notes (the “Holders”). As of December 31, 2013 the conversion terms of the notes have not been agreed to. Upon the occurrence of an event of default under the terms of the FWSI Notes, the entire unpaid principal balance of the FWSI Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without any action by the Holders. So long as the FWSI Notes are outstanding, we may not incur any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the FWSI Notes, except indebtedness created as a result of a subsequent financing if the gross proceeds to us from such financing are equal to or greater than the aggregate principal amount of the FWSI Notes and the FWSI Notes are repaid in full upon the closing of such financing.

Note 5 – Stockholders’ Equity

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

On October 10, 2013, we issued 20,000,000 shares of our common stock at a price of $0.01 per share, to an officer of the Company for total proceeds of $200,000.

In addition, on October 10, 2013, a former officer and director and a former director of ours delivered to us an aggregate of 200,000,000 shares of common stock of ours for cancellation. The cancellation of these shares was made in conjunction with the resignation of the positions they held.

Frac Water Systems Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

On October 15, 2013, we issued 2,500,000 shares of our common stock at a price of $0.01 per share, to two directors of the Company for total proceeds of $25,000.

On November 15, 2013, we issued 986,000 shares of our common stock in settlement for $34,510 due to a former related party. (See Note 3)

In connection with certain events which transpired after December 31, 2013 2,500,000 shares of our common stock were cancelled. (See Note 8 - Subsequent Events for more detail)

Note 6 – Options

In connection with the JV Agreement described in Note 1, we issued options to purchase 250,000 shares of our common stock. The options have a term of 10 years, are exercisable at $0.01 per share and vest twelve months from the date of issuance, October 10, 2013.

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $2,413. The options have been expensed to the cost of the project which we are not moving forward on. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable company)	130%
Risk Free interest rate	2.71%
Dividend yield (on common stock)	-

During the three months ended December 31, 2013 we issued options to purchase 750,000 shares of our common stock (250,000 to each of our Chief Executive Officer and two Directors). The options have a term of 10 years, are exercisable at $0.20 per share and vest one year from the date of issuance. In addition we issued options to purchase 175,000 shares of our common stock to our Chief Financial Officer. The options have a term of 10 years, are exercisable at $0.01 per share and vest quarterly over the next year.

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $5,859. The options have been expensed to the cost of the project which we are not moving forward on. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable company)	130%
Risk Free interest rate	2.71%
Dividend yield (on common stock)	-

Frac Water Systems Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
(Unaudited)

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2013

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2013	-	-	-	$-
Issued	925,000	$0.01 - 0.20	9.8	-
Cancelled	-	-	-	-
Outstanding December 31, 2013	925,000	$0.01 – 0.20	9.8	-
Exercisable	-	$-	-	$-

Subsequent to December 31, 2013 all of the outstanding options were cancelled.

Note 7 – Income Tax

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of December 31, 2013 the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

For the three month ended December 31, 2013 and 2012 we did not have any interest and penalties associated with tax positions. As of December 31, 2013 we did not have any significant unrecognized uncertain tax positions.

Note 8 – Subsequent Events

As a result of our determination not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities, on January 23, 2014 two of our directors resigned. In connection with the resignations we repurchased the 2,500,000 shares of our common stock sold to them in connection with their appointment as directors (the “Director Shares”) at their aggregate cost of $25,000. The Director Shares were cancelled and returned to the status of authorized but unissued shares. In connection with their resignations, we also cancelled all stock options which had been issued to them on December 20, 2013.

In addition the consulting agreement with our Chief Financial Officer was amended to reduce the monthly fee for his services and cancel the options to purchase 175,000 shares of our common stock.

Effective February 1, 2014 our Chief Executive officer agreed to suspend her salary until March 31, 2014 and to cancel the options to purchase 250,000 shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

On October 10, 2013, we entered into a Joint Venture Agreement (the “JV Agreement”) with Produced Water Solutions, Inc., a Colorado corporation (“PWS”), engaged in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities (the “Business”). The JV Agreement was intended to enable us to engage in and commence activities involving the Business. Pursuant to the JV Agreement, PWS provided us with three prospective Business projects (the “Projects”) to pursue.

We agreed to accept at least one of the Projects (the “Guaranteed Project”) on or prior to December 9, 2013 and were granted a right of first refusal until December 31, 2013 with respect to the two other Projects. On December 9, 2013, we selected a project in Atascosa County, Texas as the Guaranteed Project. On December 31, 2013 we determined not to move forward with the proposed Business and on that date we notified PWS of our determination not to accept either of the two remaining Projects and to terminate the JV Agreement effective January 30, 2014. In connection therewith, we further determined not to commence operations on the Guaranteed Project. As required by the JV Agreement with regard to the Guaranteed Project, we made aggregate monthly project cash fees to PWS during the term of the JV Agreement of $35,000, a one-time bonus payment to PWS of $50,000 and issued 250,000 stock options to PWS which are exercisable, upon vesting, at a price of $0.01 per share.

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

As part of the Settlement Agreement, the parties terminated the Term Sheet, a related Mutual Confidentiality, Non-Disclosure and Non-Circumvention Agreement (the “NDA”) and all other agreements among the parties related to the Term Sheet and NDA. Upon execution of the JV Agreement and in consideration of the Guaranteed Project, as such term is defined above, $100,000 in principal and all accrued interest due on the PWS Notes was converted into one year 10% senior convertible notes of ours (the “FWSI Notes”). The Settlement Agreement further provided that upon our acceptance, if ever, of a second project pursuant to the JV Agreement, $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes and that upon our acceptance, if ever, of a third project pursuant to the JV Agreement, the remaining $75,000 in principal and all accrued interest due on the PWS Notes would be converted into FWSI Notes. The holders of the PWS notes entered into a similar Settlement Agreement and Mutual Release with PWS in which, among other things, they agreed to the conversion of the PWS Notes into FWSI Notes on the terms stated above. As discussed above, we subsequently determined not to accept any projects from PWS beyond the Guaranteed Project.

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

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company (each a “Note” and collectively the “Notes”) to two investors. In addition, as of October 15, 2013, an aggregate of $102,932 in principal and accrued interest due on the PWS Notes was converted into Notes. All of the Notes have a stated maturity date of October 15, 2014. The principal bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the maturity of the Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 15% per annum, until the obligations are paid in full. We may from time-to-time prepay any amount due under the Notes, in whole or in part, without penalty. The principal amount of the Notes, and any accrued and unpaid interest thereon, may be converted into shares of our common stock at a conversion rate to be agreed upon by us and the holders of the Notes (the “Holders”). As of December 31, 2013 the conversion terms of the notes have not been agreed to. Upon the occurrence of an “Event of Default” under the terms of the Notes, the entire unpaid principal balance of the Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without any action by the Holders. So long as the Notes are outstanding, we may not incur any indebedtness that ranks senior in priority to, or pari passu with, the obligations under the Notes, except indebtedness created as a result of a subsequent financing if the gross proceeds to us from such financing are equal to or greater than the aggregate principal amount of the Notes and the Notes are repaid in full upon the closing of such financing.

Critical Accounting Policies and Estimates

Going Concern
Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $625,878 and a working capital deficit of $326,683 as of December 31, 2013. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Financial Instruments
The Company's financial instruments consist of amount accounts payable, accrued liabilities, short-term notes payable and amounts due to related party.

It is management's opinion that the Company is not exposed to significant interest, currency or credit risks and that it’s fair values approximate their carrying values.

Expenses associated with exploring business opportunities
We were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of PWS Notes and other payments under the JV Agreement, consulting fees, costs incurred attending conferences, web development, and travel. These cost include a non-cash charge of $102,932 which is the assumption of debt related to the JV Agreement.

Loss per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. At December 31, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Revenues

We generated no revenues during the period from December 18, 2007 (date of inception) through December 31, 2013.

Loss from Operations

We incurred net losses from operations of $523,127 and $3,839 for the three months ended December 31, 2013 and 2012. After completing our analysis of our opportunities in the oilfield services business, we determined that we would not enter that segment. Our loss primarily derived from expensing all cost related to our evaluation of the industry and any commitment made in that endeavor.

The following is a breakdown of such costs:

Legal fees	$123,203
Cash payments pursuant to the JV Agreement	80,000
Non-cash payments (assumption of debt) pursuant to the JV Agreement	102,932
Non-cash payments (fair value of options) pursuant to the JV Agreement	2,413
Consulting fees	41,651
Web development	25,000
Conference fess and cost of attendance	17,423
Travel costs	14,492
$407,114

General and administrative expenses for the three months ended December 31, 2013 include the following:

Personnel costs	$38,497
Legal	24,755
IR/PR	9,000
Consulting fees	15,000
Director's fees	12,500
Insurance	9,180
Other	20,134
$129,065

Liquidity and Capital Resources

We expect that we will need additional capital to implement a new business strategy. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by way of sales of our common stock and debt securities.

At December 31, 2013, cash was $397,992.

Net Cash Used in Operating Activities

Net cash used in operating activities was $331,914 for the three months ended December 31, 2013, as compared to net cash used of $4,552 for the three months ended December 31, 2012. The increase in net cash used in operations was primarily due to expenses incurred in connection with cost incurred in entering into the JV Agreement and the costs of analyzing the oilfield services business segment.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2013 we received $225,000 in proceeds from sales of our common stock and $500,000 in proceeds from sales of our convertible notes. During the three months ended December 31, 2012 we received $15,510 in proceeds from advances from a related party.

General

There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement. Although we may be offered such financing, the terms may not be acceptable to us. If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated. There is no assurance that even with financing we will be able to achieve our goals.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation management concluded that as of December 31, 2013 our disclosure controls and procedures were not effective due to a lack of segregation of duties caused by limited personnel.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

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

All of the foregoing issuances of securities were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 31, 2013, we determined not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities (the “Business”). In furtherance thereof, pursuant to Section 4.1 of the Joint Venture Agreement dated October 10, 2013 (the “JV Agreement”) between us and Produced Water Solutions, Inc. (“PWS”), on December 31, 2013 we notified PWS of our determination to terminate the JV Agreement effective January 30, 2014 (the “Termination Date”). As of the Termination Date, we had no further obligation to make monthly project cash fee payments or bonus payments to PWS pursuant to the JV Agreement.

On December 31, 2013 we notified PWS pursuant to Section 1.1(a) of the JV Agreement of our determination not to accept either of the two remaining business projects (the “Projects”) on which we had a right of first refusal. We made this determination based upon a variety of factors including, but not limited to, (i) the results of our due diligence on the Projects; (ii) the lack of sufficient information deemed necessary by us to commit to the Projects; and (iii) uncertainty concerning our ability to structure agreements with the local partners on acceptable terms.

In connection with the foregoing, we further determined not to presently engage in activities related to the Business. Consequently, at this time, we will not commence operations on the project in Atascosa County, Texas selected by us as the “Guaranteed Project” under the JV Agreement.

We continue to look at ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our debt and equity securities in merger, acquisition or asset purchase transactions. No assurance can be given that we locate a desirable business opportunity or that if we do, we will be able to enter into an arrangement on terms which we deem favorable.

As the result of the change in business direction, on January 23, 2014 Charles Watson and Stuart Sundlun resigned as directors. In connection with the resignation of Charles Watson we repurchased the 2,000,000 shares of our common stock sold to him in connection with his appointment as a director (the “Watson Shares”) at his aggregate cost of $20,000 and also paid him an aggregate of $7,500 representing payments of annual directors’ fees, board meeting attendance fees and board meeting travel fees. In connection with the resignation of Stuart Sundlun we repurchased the 500,000 shares of our common stock sold to him in connection with the appointment as a director (the “Sundlun Shares”) at his aggregate cost of $5,000 and also paid him an aggregate of $5,000 representing payments of annual directors’ fees and board meeting attendance fees. The Watson Shares and Sundlun Shares have been cancelled and returned to the status of authorized but unissued shares. In connection with the resignations of Messrs. Watson and Sundlun, we also cancelled the 250,000 stock options which had been issued to each of them on December 20, 2013.

As a result of our diminished business activity following our departure from the water treatment and recycling business, effective February 12, 2014 we amended our October 15, 2013 Consulting Agreement with Arnold Tinter. The Tinter Consulting Agreement was amended to (i) provide for Mr. Tinter to receive a payment of $10,000 for the period from February 1, 2014 through the date of filing this Quarterly Report and to thereafter be paid at the rate of $1,500 per month; and (ii) to cancel the 175,000 options previously granted to him under the Consulting Agreement.

As a result of our diminished business activity following our departure from the water treatment and recycling business, effective February 1, 2014 we amended our October 10, 2013 Employment Agreement with Nadine Smith to (i) suspend our obligation to pay base annual salary of Ms. Smith for the period February 1, 2014 through March 31, 2014; and (ii) to cancel the 250,000 options previously granted to her in connection with her employment by us.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRAC WATER SYSTEMS, INC.

February 18, 2014	By:	/s/ Nadine C. Smith
Nadine C. Smith, Chief Executive Officer

FRAC WATER SYSTEMS, INC.

February 18, 2014	By:	/s/ Arnold Tinter
Arnold Tinter, Chief Financial Officer