Form 10-Q
period 2014-03-31
CANNABIS THERAPY CORP.
filed 2014-05-14
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 005-87668

CANNABIS THERAPY CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-1973257
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4450 Arapahoe Avenue, Suite 100, Boulder, CO 80303
(Address of principal executive offices)

303.415.2557
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

There were 70,313,000 shares of the issuer’s common stock outstanding as of May 12, 2014.

CANNABIS THERAPY CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cannabis Therapy Corp.
(Formerly known as Frac Water Systems, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	March 31,	September 30,
	2014	2013
Assets
Current assets:
Cash	$118,018	$4,906
Prepaid expenses	28,870	-
Total current assets	146,888	4,906
Total Assets	$146,888	$4,906

Liabilities and stockholders' deficit
Liabilities
Accounts payable and accrued liabilities	$72,714	$9,636
Short-term notes payable	602,932	-
Due to related party	-	34,510
Total current liabilities	675,646	44,146
Total Liabilities	675,646	44,146

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 70,313,000 and 330,750,000 shares issued and outstanding, as of March 31, 2014 and September 30, 2013, respectively	7,031	33,075
Additional paid in capital	426,825	27,925
Deficit accumulated in the development stage	(962,614)	(100,240)
Total Stockholders’ Deficit	(528,758)	(39,240)
Total Liabilities and Stockholders’ Deficit	$146,888	$4,906

See the accompanying notes to the condensed consolidated financial statements

Cannabis Therapy Corp.
(Formerly known as Frac Water Systems, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from Inception (December 18, 2007) to
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014
Expenses:
Cost associated with exploring business opportunity	$5,000	$-	$412,114	$-	$412,114
General and administrative	315,457	3,584	444,522	7,423	544,762
(Loss) from operations	(320,457)	(3,584)	(856,636)	(7,423)	(956,876)

Other income and (expense)
Gain on extinguishment of debt	-	-	24,650	-	24,650
Interest expense	(16,279)	-	(30,388)	-	(30,388)
Total other income and (expense)	(16,279)	-	(5,738)	-	(5,738)
Net (loss)	$(336,736)	$(3,584)	$(862,374)	$(7,423)	$(962,614)

Basic and diluted (loss) per common share	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	66,990,267	330,750,000	78,228,900	330,750,000

See the accompanying notes to the condensed consolidated financial statements

Cannabis Therapy Corp.
(Formerly Known as Frac Water Systems, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		For the Period from Inception (December 18, 2007) to March 31,
	2014	2013	2014

Net cash used in operating activities	$(486,888)	$(10,049)	$(577,492)

Cash flows from financing activities:
Proceeds from debt	500,000	-	500,000
Sale of stock	225,000	-	286,000
Repurchase of stock	(125,000)	-	(125,000)
Advance from related party	-	15,510	34,510
Net cash provided by financing activities	600,000	15,510	695,510
Net change in cash	113,112	5,461	118,018
Cash, beginning of period	4,906	4,963	-
Cash, end of period	$118,018	$10,424	$118,018

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash financing activities:
Common shares for settlement of debt	$9,860	$-	$9,860
Cancellation of shares	$30,000	$-	$30,000

See the accompanying notes to the condensed consolidated financial statements

Cannabis Technology Corp.
(Formerly Known as Frac Water Systems Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

Note 1 – Basis of Presentation, Nature of Operations and Going Concern

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Cannabis Technology Corp. The accompanying unaudited condensed financial statements of Cannabis Technology Corp. at March 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The September 30, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended September 30, 2013.

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $962,614 and a working capital deficit of $528,757 as of March 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In consideration for consulting services to be rendered, we had agreed to pay PWS a Monthly Project Cash Fee, a Cash Bonus Payment, 375,000 FWSI Stock Options and Net Income Payments.

Cannabis Technology Corp.
(Formerly Known as Frac Water Systems Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

The JV Agreement (and our obligation to make payments to PWS) terminates immediately on the earlier of (a) December 31, 2014, (b) upon PWS giving us sixty calendar days’ prior written notice of termination; (c) upon our giving PWS thirty calendar days prior written notice of termination, or (d) at any time, with no notice, upon which we terminate this Agreement for “Cause”.

On December 31, 2013, we have determined not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities. On December 31, 2013 we notified PWS of our determination to terminate the JV Agreement effective January 30, 2014 (the “Termination Date”). As of the Termination Date, we have no further obligation to make monthly project cash fee payments or bonus payments to PWS which were previously required under the JV Agreement. The options previously granted remain outstanding.

On March 14, 2014, we changed our name to Cannabis Technology Corp. The name change was made in connection with our entry into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases.

Since we have limited operations we are in the development stage as defined under the Financial Accounting Standards Board Accounting Standards Codification Topic 915 Development Stage Entities (“ASC 915”).

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

We issued 1,479,000 shares of common stock to a former officer of the Company, to settle $34,510 of debt. The fair value of the shares issued is $9,860 or $0.0067 per share. We recognized a gain on the settlement of debt of $24,650 for the difference of the fair value of the shares and the amount payable to the former officer. As of March 31, 2014, we are no longer indebted to the former officer.

Cannabis Technology Corp.
(Formerly Known as Frac Water Systems Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

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

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company (“FWSI Notes”) to two investors. In addition, as of October 15, 2013, $100,000 in principal and $2,932 in accrued interest due on PWS Notes were converted into FWSI Notes as discussed above. The FWSI Notes have a stated maturity date of October 15, 2014. The principal bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the maturity of the FWSI Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 15% per annum, until the obligations are paid in full. We may from time-to-time prepay any amount due under the FWSI Notes, in whole or in part, without penalty. The principal amount of the FWSI Notes, and any accrued and unpaid interest thereon, may be converted into shares of our common stock at a conversion rate to be agreed upon by us and the holders of the FWSI Notes (the “Holders”). As of March 31, 2014 the conversion terms of the notes have not been agreed to. Upon the occurrence of an event of default under the terms of the FWSI Notes, the entire unpaid principal balance of the FWSI Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without any action by the Holders. So long as the FWSI Notes are outstanding, we may not incur any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the FWSI Notes, except indebtedness created as a result of a subsequent financing if the gross proceeds to us from such financing are equal to or greater than the aggregate principal amount of the FWSI Notes and the FWSI Notes are repaid in full upon the closing of such financing.

Note 5 – Stockholders’ Equity

On March 11, 2014 our board of directors authorized a 1.5 for 1 forward split of our common stock in the form of a stock dividend (the “Stock Split”). In connection therewith, Company shareholders of record as of the close of business on March 27, 2014, the record date, received an additional .5 shares of our common stock for each share of our common stock held by them on the record date. Accordingly, all references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the Stock Split on a retroactive basis.

Cannabis Technology Corp.
(Formerly Known as Frac Water Systems Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

On October 10, 2013, we issued 30,000,000 shares at $0.0067 per share, to a then officer of the Company, for total proceeds of $200,000. On March 11, 2014 we repurchased 29,500,000 of these shares for an aggregate of $100,000. Prior to the repurchase, the officer and director resigned.

In addition, on October 10, 2013, a former officer and director and a former director of ours delivered to us an aggregate of 300,000,000 shares of common stock of ours for cancellation. The cancellation of these shares was made in conjunction with the resignation of the positions they held.

On October 15, 2013, we issued 3,750,000 shares at $0.0067 per share, to two directors of the Company for total proceeds of $25,000. On January 30, 2014 in connection with the termination of the JV Agreement and the resignation of the two directors, we repurchased these 3,750,000 shares for $25,000, the amount paid.

On November 15, 2013, we issued 1,479,000 shares of our common stock in settlement for $34,510 due to a former related party. (See Note 3)

On March 11, 2014, we issued 37,584,000 shares to 3 individuals and their assignees for services rendered. The shares were valued at $0.0033 per share, the amount paid by the Company to repurchase shares on the same date. The total amount, $125,280 was recognized as equity based compensation.

Note 6 – Options

In connection with the JV Agreement described in Note 1, we issued options to purchase 375,000 shares of our common stock. The options have a term of 10 years, are exercisable at $0.0067 per share and vest twelve months from the date of issuance, October 10, 2013.

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $2,413. The options have been expensed to the cost of the project which we are not moving forward on. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable companies)	130%
Risk Free interest rate	2.71%
Dividend yield (on common stock)	-

During the three months ended December 31, 2013 we issued options to purchase 1,125,000 shares of our common stock (375,000 to each of our Chief Executive Officer and two Directors). The options have a term of 10 years, are exercisable at $0.0067 per share and vest one year from the date of issuance. In addition we issued options to purchase 262,500 shares of our common stock to our Chief Financial Officer. The options have a term of 10 years, are exercisable at $0.0067 per share and vest quarterly over the next year.

Cannabis Technology Corp.
(Formerly Known as Frac Water Systems Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $5,859. The options have been expensed to the cost of the project which we are not moving forward on. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable companies)	130%
Risk Free interest rate	2.71%
Dividend yield (on common stock)	-

In January 2014 all of the option issued to the officers and directors were cancelled.

In March 2014, we issued non-qualified options to purchase 2,916,000 shares of our common stock for services rendered. The options have a term of 10 years, are exercisable at $0.0067 per share and vested when they were issued.

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $9,101. The options have been expensed equity based compensation. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable companies)	123%
Risk Free interest rate	2.73%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2013	-	$-	-	$-
Issued	1,387,500	$0.0067	-	-
Cancelled	1,387,500	$0.0067	-	-
Outstanding March 31, 2014	-			-
Exercisable	-	$-	-	$-

Cannabis Technology Corp.
(Formerly Known as Frac Water Systems Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2014
(Unaudited)

The following is a summary of outstanding stock options issued to non-employees as of March 31, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2013	-	$-	-	$-
Issued	3,291,000	$0.0067	9.91	-
Cancelled	-	$-	-	-
Outstanding March 31, 2014	3,291,000		9.91	-
Exercisable	2,916,000	$-	9.95	$-

Note 7 – Income Tax

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2014 the estimated effective tax rate for the year will be zero.

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

For the three and six month periods ended March 31, 2014 and 2013 we did not have any interest and penalties associated with tax positions. As of March 31, 2014 we did not have any significant unrecognized uncertain tax positions.

Note 8 – Subsequent Events

On April 29, 2014, we closed on a private placement for the sale of 3,175,000 shares for gross proceeds of $635,000, ($0.20 per share). We incurred expenses of $75,875, consisting primarily of legal fees. The net proceeds were $559,125.

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

We agreed to accept at least one of the Projects (the “Guaranteed Project”) on or prior to December 9, 2013 and were granted a right of first refusal until December 31, 2013 with respect to the two other Projects. On December 9, 2013, we selected a project in Atascosa County, Texas as the Guaranteed Project. On December 31, 2013 we determined not to move forward with the proposed Business and on that date we notified PWS of our determination not to accept either of the two remaining Projects and to terminate the JV Agreement effective January 30, 2014. In connection therewith, we further determined not to commence operations on the Guaranteed Project. As required by the JV Agreement with regard to the Guaranteed Project, we made aggregate monthly project cash fees to PWS during the term of the JV Agreement of $35,000, a one-time bonus payment to PWS of $50,000 and issued 375,000 stock options to PWS which are exercisable, upon vesting, at a price of $0.00667 per share.

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

On October 10, 2013, we entered into a Share Cancellation Agreement with each of Fadi Zeidan, our former President, Secretary and Treasurer, and a former Director of ours, and Ufuk Turk, a former Director of ours (each, a “Share Cancellation Agreement”), pursuant to which, in consideration for the agreement by our new management for us to retain the existing liabilities of the business, and in an effort to enhance our ability to proceed with the implementation of our new business plan, Mr. Zeidan and Mr. Turk delivered to us an aggregate of 300,000,000 shares of common stock of ours for cancellation. In addition, pursuant to the Share Cancelation Agreements, Mr. Zeidan and Mr. Turk released us from any claims they might have had against us.

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company (each a “Note” and collectively the “Notes”) to two investors. In addition, as of October 15, 2013, an aggregate of $102,932 in principal and accrued interest due on the PWS Notes was converted into Notes. All of the Notes have a stated maturity date of October 15, 2014. The principal bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the maturity of the Notes, by acceleration or otherwise, interest on unpaid amounts shall thereafter be payable at the default interest rate of 15% per annum, until the obligations are paid in full. We may from time-to-time prepay any amount due under the Notes, in whole or in part, without penalty. The principal amount of the Notes, and any accrued and unpaid interest thereon, may be converted into shares of our common stock at a conversion price of $0.20 per share. Upon the occurrence of an “Event of Default” under the terms of the Notes, the entire unpaid principal balance of the Notes, together with any accrued and unpaid interest thereon, shall become due and payable, without any action by the Holders. So long as the Notes are outstanding, we may not incur any indebedtness that ranks senior in priority to, or pari passu with, the obligations under the Notes, except indebtedness created as a result of a subsequent financing if the gross proceeds to us from such financing are equal to or greater than the aggregate principal amount of the Notes and the Notes are repaid in full upon the closing of such financing.

In early March 2014 we determined to enter into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases. In connection therewith, on March 10, 2014 we appointed Soren Mogelsvang, Cohava Gelber, Guy Yachin and Vered Caplan to our board of directors. On March 11, 2014 we accepted the resignation of Nadine C. Smith as a director and Chairman and as our Chief Executive Officer and President and thereafter appointed Soren Mogelsvang to the vacated Chief Executive Officer position. Effective May 1, 2014, we appointed Soren Mogelsvang to the vacated President position.

In connection with the management changes and entry into a new line of business effective March 11, 2014 we issued an aggregate of 37,584,000 shares to five persons and issued 2,916,000 ten-year options with an exercise price of $0.00667 per share to one person.

On March 11, 2014 our board of directors authorized a 1.5 for 1 forward split of our common stock in the form of a stock dividend (the “Stock Split”). In connection therewith, our shareholders of record as of the close of business on March 28, 2014, the record date, received an additional .5 shares of our common stock for each share of our common stock held by them on the record date. The payment date for the Stock Split was March 31, 2014 and the ex-dividend date for the Stock Split was April 1, 2014. All common stock amount references in this Quarterly Report give retroactive effect to the Stock Split.

On March 11, 2014 we purchased 29,500,000 shares of our common stock from Nadine C. Smith, a former officer and director, for $100,000 or approximately $0.00333 per share. The repurchased shares were cancelled and returned to the status of authorized but unissued.

Further to Soren Mogelsvang’s appointment as our Chief Executive Officer, commencing April 1, 2014 we began paying Mr. Mogelsvang a base annual salary of $110,000 payable on a bi-monthly (twice a month) basis.

On April 29, 2014 we completed the sale of 3,175,000 shares of our common stock at a price of $0.20 per share or an aggregate of $635,000.

Critical Accounting Policies and Estimates

Going Concern

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $962,614 and a working capital deficit of $528,757 as of March 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Expenses associated with exploring business opportunities

We were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of PWS Notes and other payments under the JV Agreement, consulting fees, attending conferences, web development, and travel. These costs include a non-cash charge of $102,932 which is the assumption of debt related to the JV Agreement and $2,413 which is the fair value of options granted to PWS.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. At March 31, 2014 and 2013 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Revenues

We generated no revenues during the period from December 18, 2007 (date of inception) through March 31, 2014.

Loss from Operations

We incurred net losses from operations of $336,736 and $862,374 for the three and six months ended March 31, 2014 and $3,584 and $7,423 for the three and six months ended March 31, 2013. The changes in net losses from operations for the three and six months ended March 31, 2014 compared to the prior period was primarily due to the cost associated with exploring the possible business of treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. During the three months ended March 31, 2014 we determined not to go forward with that business.

Liquidity and Capital Resources

We expect that we will need additional capital to fund our new business. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by way of sales of our common stock and debt securities.

At March 31, 2014, cash was $118,018.

Net Cash Used in Operating Activities

Net cash used in operating activities was $486,888 for the six months ended March 31, 2014, as compared to net cash used of $10,049 for the six months ended March 31, 2013. The increase in net cash used in operations was primarily due to cost associated with exploring the possible business of treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2014 we received $225,000 in proceeds from sales of our common stock and repurchased $125,000 of the stock back from the investors. We had $500,000 in proceeds from sales of our convertible notes. During the six months ended March 31, 2013 we received $15,510 in proceeds representing advances from a related party.

General

Subsequent to March 31, 2014 we closed on a private placement for the sale of 3,175,000 shares of our common stock. The gross proceeds were $635,000, ($0.20 per share). We incurred expenses of $75,875, consisting primarily of legal fees. The net proceeds were $559,125.

In addition we anticipate the holders of approximately $602,000 of our convertible notes will convert to common stock in the near future. The anticipated conversion price will be $0.20. As of May 14, 2014, no agreement has been reached.

We believe that with the proceeds from the private placement and the conversion of debt, we will have sufficient capital to begin the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases, however we will need additional capital to bring the business to profitability.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation management concluded that as of March 31, 2014 our disclosure controls and procedures were not effective due to a lack of segregation of duties caused by limited personnel.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2014 we completed the sale of 3,175,000 shares of our common stock at a price of $0.20 per share or an aggregate of $635,000.

Effective March 11, 2014 we issued an aggregate of 37,584,000 shares of our common stock to five persons and issued 2,916,000 ten-year options with an exercise price of $0.00667 per share to one person.

The foregoing issuances of securities were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), for transactions of an issuer not involving a public offering and/or Rule 506 of Regulation D under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As the result of our determination not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities, on January 23, 2014 Charles Watson and Stuart Sundlun resigned as directors. In connection with the resignation of Charles Watson, we repurchased the 3,000,000 shares of our common stock sold to him in connection with his appointment as a director (the “Watson Shares”) at his aggregate cost of $20,000 and also paid him an aggregate of $7,500 representing payments of annual directors’ fees, board meeting attendance fees and board meeting travel fees. In connection with the resignation of Stuart Sundlun, we repurchased the 750,000 shares of our common stock sold to him in connection with the appointment as a director (the “Sundlun Shares”) at his aggregate cost of $5,000 and also paid him an aggregate of $5,000 representing payments of annual directors’ fees and board meeting attendance fees. The Watson Shares and Sundlun Shares have been cancelled and returned to the status of authorized but unissued shares. In connection with the resignations of Messrs. Watson and Sundlun, we also cancelled an aggregate of 750,000 stock options which had been issued to them on December 20, 2013.

As a result of our diminished business activity following our departure from the water treatment and recycling business, effective February 12, 2014 we amended our October 15, 2013 Consulting Agreement with Arnold Tinter. The Tinter Consulting Agreement was amended to (i) provide for Mr. Tinter to receive a payment of $10,000 for the period from February 1, 2014 through February 18, 2014, and to thereafter be paid at the rate of $1,500 per month; and (ii) to cancel the 262,500 options previously granted to him under the Consulting Agreement. In connection with the increased business activity in regards to the new business opportunity discussed below, Mr. Tinter is receiving a fee of $5,000 per month. There is currently no contract in place with Mr. Tinter.

As a result of our diminished business activity following our departure from the water treatment and recycling business, effective February 1, 2014 we amended our October 10, 2013 Employment Agreement with Nadine Smith to (i) suspend our obligation to pay base annual salary of Ms. Smith for the period February 1, 2014 through March 31, 2014; and (ii) to cancel the 375,000 options previously granted to her in connection with her employment by us.

In early March 2014 we determined to enter into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases. In connection therewith, effective March 11, 2014 we issued an aggregate of 37,584,000 shares of our restricted common stock to five persons in consideration of services. 3,204,000 of the shares were issued to Soren Mogelsvang, an officer and director, 14,940,000 to Aaron Gelber, the husband and an assignee of Cohava Gelber, a director, 14,940,000 to Iris Yachin, the wife and an assignee of Guy Yachin, a director, 2,250,000 to Syra Dhaliwal, the daughter and an assignee of a consultant, and 2,250,000 to Milwork Trading Inc., a consultant. On March 11, 2014 we also issued 2,916,000 ten-year non-qualified stock options with an exercise price of $0.00667 per share to Vered Caplan, a director. Later in March 2014, we purchased 29,500,000 shares of our common stock from Nadine C. Smith, a former officer and director, for $100,000 or approximately $0.00333 per share. Ms. Smith had purchased 30,000,000 shares of common stock at a price of approximately $0.00667 per share or an aggregate of $200,000 in connection with her October 10, 2013 Employment Agreement. The repurchased shares were cancelled and returned to the status of authorized but unissued.

On March 10, 2014 Soren Mogelsvang, Cohava Gelber, Guy Yachin and Vered Caplan were appointed as directors of ours. Each director is to serve until the next annual meeting of stockholders or until his or her successor is duly elected and qualified. On March 11, 2014 the board accepted the resignation of Nadine C. Smith as a director and the Chairman of the Company and as the Company’s Chief Executive Officer and President and thereafter appointed Soren Mogelsvang to the vacated Chief Executive Officer position. Ms. Smith’s resignation was not a result of any disagreements between the Company and Ms. Smith on any matters relating to the Company’s operations, policies or practices. Effective May 1, 2014 Mr. Mogelsvang was appointed to the vacated President position.

In connection with our entry into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases, on March 14, 2014 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our wholly owned subsidiary, Cannabis Therapy Corp., a Nevada corporation with no material operations ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and our shareholders became shareholders of the surviving company named Cannabis Therapy Corp. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on March 17, 2014 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name. Pursuant to the name change, at the open of trading on March 24, 2014 our trading symbol was changed to “CTCO”.

On March 11, 2014 our board of directors authorized a 1.5-for-1 forward stock split of our common stock in the form of a dividend. The record date for the forward stock split was the close of business on March 28, 2014 (the “Record Date”). The payment date was March 31, 2014 (the “Payment Date”), the ex-dividend date was April 1, 2014 (the “Ex-Dividend Date”), and the due bill redeemable date was April 3, 2014. The stock split in the form of a dividend entitled each shareholder of our common stock as of the Record Date to receive 0.5 additional shares of common stock for each one share owned. Additional shares issued as a result of the forward stock split were distributed on the Payment Date. Shareholders were not required to exchange existing stock certificates and received an additional certificate reflecting the newly issued shares. All references to share amounts in this Quarterly Report give retroactive effect to the forward stock split.

Further to Soren Mogelsvang’s appointment as our Chief Executive Officer, commencing April 1. 2014 we began paying Mr. Mogelsvang a base annual salary of $110,000 payable on a bi-monthly (twice a month) basis.

On April 29, 2014, we closed on a private placement for the sale of 3,175,000 shares of our common stock. The gross proceeds were $635,000, ($0.20 per share). We incurred expenses of $75,875, consisting primarily of legal fees. The net proceeds were $559,125.

In addition we anticipate the holders of approximately $602,000 of our convertible notes will convert to common stock in the near future. The anticipated conversion price will be $0.20. As of May 14, 2014, no agreement has been reached.

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

Cannabis Therapy Corp.

Date: May 14, 2014	By:	/s/ Soren Mogelsvang
Soren Mogelsvang
Chief Executive Officer

Cannabis Therapy Corp.

Date: May 14, 2014	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer