Form 10-Q
period 2014-06-30
CANNABIS THERAPY CORP.
filed 2014-08-14
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 77,788,562 shares of the issuer’s common stock outstanding as of August 13, 2014.

CANNABIS THERAPY CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cannabis Therapy Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2014	2013
Assets
Current assets:
Cash	$562,935	$4,906
Prepaid expenses	12,854	-
Total current assets	575,789	4,906
Intangible assets, net of amortization	32,915	-
Deposit	6,000	-
Total Assets	$614,704	$4,906

Liabilities and stockholders' deficit
Liabilities
Accounts payable and accrued liabilities	$377,109	$9,636
Short-term notes payable – related party	-	34,510
Total current liabilities	377,109	44,146
Total Liabilities	377,109	44,146

Commitment and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 77,136,898 and 330,750,000 shares issued and outstanding, as of June 30, 2014 and September 30, 2013, respectively	7,714	33,075
Additional paid in capital	2,822,585	27,925
Accumulated deficit	(2,592,704)	(100,240)
Total Stockholders’ Equity (Deficit)	237,595	(39,240)
Total Liabilities and Stockholders’ Equity (Deficit)	$614,704	$4,906

See the accompanying notes to the unaudited condensed consolidated financial statements

Cannabis Therapy Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expenses:
Cost associated with exploring business opportunity	$-	$-	$412,114	$-
General and administrative	963,850	4,120	1,408,372	11,543

Loss from operations	(963,850)	(4,120)	(1,820,486)	(11,543)

Other income and (expense)
Gain on extinguishment of debt	-	-	24,650	-
Interest expense	(666,240)	-	(696,628)	-
Total other income and (expense)	(666,240)	-	(671,978)	-

Net loss	$(1,630,090)	$(4,120)	$(2,492,464)	$(11,543)

Basic and diluted (loss) per common share	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Weighted average number of common shares outstanding	72,532,768	330,750,000	76,330,189	330,750,000

See the accompanying notes to the unaudited condensed consolidated financial statements

Cannabis Therapy Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(721,971)	$(13,173)

Cash flow from Investing activities:
Investment in website	(35,000)	-
Net cash used in investing activities	(35,000)

Cash flows from financing activities:
Proceeds from debt	500,000	-
Sale of stock	940,000	-
Repurchase of stock	(125,000)	-
Advance from related party	-	15,510
Net cash provided by financing activities	1,315,000	15,510

Net change in cash	558,029	2,337
Cash, beginning of period	4,906	4,963
Cash, end of period	$562,935	$7,300

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common shares for settlement of debt	$9,860	$-
Conversion of debt into common shares	$649,780	$-
Cancellation of shares	$30,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

Cannabis Therapy Corp.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 1 – Basis of Presentation, Nature of Operations and Going Concern

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Cannabis Technology Corp. and its subsidiary. The accompanying unaudited condensed consolidated financial statements of Cannabis Technology Corp. at June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The September 30, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended September 30, 2013.

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $2,592,704 as of June 30, 2014. This conditions raise doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We were as incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., which was previously engaged in the development, sales and marketing of online video stores. We decided to change our business objective and in connection therewith we changed our name to Frac Water Systems, Inc.

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

Cannabis Therapy Corp.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 2 – Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak Biopharma Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Development Stage Company
The company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company has elected to early adopt Financial Accounting Standards Board ("F ASB") Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $12,000 in research and development expenses for the three and nine months ended June 30, 2014, respectively. There were no research and development expenses in 2013.

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

We issued 1,479,000 shares of common stock to a former officer of the Company, to settle $34,510 of debt. The fair value of the shares issued is $9,860 or $0.0067 per share. We recognized a gain on the settlement of debt of $24,650 for the difference of the fair value of the shares and the amount payable to the former officer. As of June 30, 2014, we are no longer indebted to the former officer.

Note 4 – Short-Term Convertible Notes Payable

On October 10, 2013, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with PWS and Montrose Capital Limited (“Montrose”) related to the termination of a June 13, 2013 Term Sheet (the “Term Sheet”) among us, PWS and Montrose. The Term Sheet contemplated a $250,000 bridge financing for PWS involving the sale of $250,000 in principal amount of secured convertible promissory notes of PWS (the “PWS Notes”) and a subsequent reverse triangular merger (the “Merger”) among us, PWS and the shareholders of PWS in which PWS would become a wholly-owned subsidiary of ours. On July 1, 2013 the $250,000, bridge financing was completed and the PWS Notes were issued. The Notes were subject to mandatory conversion at the effective time of the Merger into securities of ours. The parties to the Settlement Agreement subsequently determined not to proceed with the Merger, choosing instead to have us engage directly in the Business pursuant to a Joint Venture Agreement. The JV Agreement discussed in Note 1 was the result thereof.

Cannabis Therapy Corp.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

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

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of the Company (“FWSI Notes”) to two investors. In addition, as of October 15, 2013, $100,000 in principal and $2,932 in accrued interest due on PWS Notes were converted into FWSI Notes as discussed above. The FWSI Notes had a stated maturity date of October 15, 2014. The Notes had an interest at a rate of 10% per annum. On June 30, 2014 the Holders agreed to convert the Notes into common stock of the Company at a conversion price of $0.20 per share for the outstanding principal of $602,932 and accrued interest of $46,848. We issued 3,248,898 share of our common stock to the Holders. In accordance with guidance in FASB, Accounting Standards Codification (“ASC”) Topic 470, Debt, we recognized a beneficial conversion feature to the debt and wrote-off the discount at the date of conversion. The discount of $649,780 was recorded as interest expense.

Note 5 – Commitments and Contingencies

We rent office space on a month to month basis.

Rent expense was $190 and $4,190 for the three and nine months ended June 30, 2014, respectively. There was no rent expense in 2013.

Note 6 – Stockholders’ Equity

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

On November 15, 2013, we issued 1,479,000 shares of our common stock in settlement for $34,510 due to a former related party. (See Note 3)

Cannabis Therapy Corp.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

On March 11, 2014, we issued 37,584,000 shares to 3 individuals and their assignees for services rendered. The shares were valued at $0.0033 per share, the amount paid by the Company to repurchase shares on the same date. The total amount, $125,280 was recognized as equity based compensation.

During April and June we sold a total of 3,575,000 shares of our common stock at a price of $0.20 per share for total proceeds of $715,000. There was no cost attributed to these sales.

On June 25, 2014 we entered into an agreement for public and investor relations services. The agreement is for a period of 90 days. The agreement requires the fee to be settled by our issuance of 60 000 restricted shares of our common stock. The shares were issued on July 14, 2014 and are valued at $61,200, $1.02 per share, the trading value, and will be charged to expense over the life of the contract.

On June 30, 2014 we issued 3,248,898 shares of our common stock in connection with the conversion of debt (see Note 4).

Note 7 – Options

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

During October 2013 through December 31, 2013 we issued options to purchase 1,125,000 shares of our common stock (375,000 to each of our Chief Executive Officer and two Directors). The options had a term of 10 years, were exercisable at $0.0067 per share and vested one year from the date of issuance. In addition we issued options to purchase 262,500 shares of our common stock to our Chief Financial Officer. The options had a term of 10 years, were exercisable at $0.0067 per share and vested quarterly over the next year.

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

In March 2014, we issued non-qualified options to purchase 2,916,000 shares of our common stock for services rendered to a director of the Company. The options have a term of 10 years, are exercisable at $0.0067 per share and vested when they were issued.

Cannabis Therapy Corp.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $9,078. The options have been expensed equity based compensation. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable companies)	123%
Risk Free interest rate	2.73%
Dividend yield (on common stock)	-

In May 2014, we issued non-qualified options to purchase 4,500,000 shares of our common stock to certain officers of the Company. The options are exercisable at $0.20 per share and have graded vesting over 4 years.

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $4,415,649. The options have been expensed equity based compensation. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable companies)	123%
Risk Free interest rate	2.56%
Dividend yield (on common stock)	-

As per guidance in the ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), we are amortizing the fair value of the options on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2013	-	$-	-	$-
Issued	8,803,500	$0.0067- 0.20	-	-
Cancelled	387,500	$0.0067	-	-
Outstanding June 30, 2014	7,416,000	$0.20	9.82	$-
Exercisable	2,916,000	$0.0067	9.70	$-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of June 30, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2013	-	$-	-	$-
Issued	375,000	$0.0067
Cancelled	-	$-	-
Outstanding June 30, 2014	375,000	$0.0067	9.30	$-
Exercisable	-	$-	-	$-

Cannabis Therapy Corp.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 8 – Income Tax

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2014 the estimated effective tax rate for the year will be zero.

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

For the three and nine month periods ended June 30, 2014 and 2013 we did not have any interest and penalties associated with tax positions. As of June 30, 2014 we did not have any significant unrecognized uncertain tax positions.

Note 9 – Subsequent Events

Subsequent to June 30, 2014 and pursuant to an agreement for public and investor relations services dated June 25, 2014, we issued 60,000 restricted shares of our common stock. The shares are valued at $61,200, $1.02 per share, the trading value, and will be charged to expense over the life of the contract.

Subsequent to June 30, 2014 we completed sales of an aggregate of 500,000 shares of our common stock at a price of $0.20 per share or an aggregate of $100,000.

Subsequent to June 30, 2014 we issued 466,666 shares of common stock for services. The stock will be valued at $475,999, $1.02 per share, the trading value of the shares on the date of issuance and be expensed at that time.

Subsequent to June 30, 2014 we entered into a License Agreement with a company which is in the business of producing and selling medical cannabis products made from hemp and low the cannabis plants intended exclusively for consumption by pets. Pursuant to the License Agreement, we were granted a perpetual, exclusive, worldwide license to use that company's intellectual property. The License Agreement gives us the right to produce and sell existing products and to develop new products, based upon the licensed intellectual property.

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

Overview

Since early March 2014 we have been engaged in the business of developing and marketing tetrahydrocannabinol (“THC”) free cannabis based medicinal products for over-the-counter sale via existing distribution networks. THC is the main psychoactive ingredient in cannabis. Our initial focus is (i) the leveraging of our July 29, 2014 License Agreement with Canna-Pet, LLC under which we will produce and sell hemp based animal health products, and (ii) the development of products for the prevention and alleviation of the symptoms associated with inflammatory and auto-immune diseases. We are planning to extract and develop non-psychotropic phytocannabinoids which have anti-inflammatory effects. We intend to use different extraction methods to enrich the phytocannabinoids and will then test them in different laboratory inflammation models. Scaleup manufacturing and production will be in compliance with the regulations for nutraceuticals. Phytocannabinoids are a class of plant-derived cannabinoids that can be isolated from the cannabis plant.

Our plan is to fully establish a vertically integrated operation in Colorado during the fourth quarter of 2014. The operation will consist of three business units: (i) Plant Growth / Hemp Cultivation, (ii) Extraction and Testing, and (iii) Sales and Marketing. Each unit will have separate infrastructure, licensing and staffing requirements, and are expected to offer separate revenue streams while supporting our product development and sales.

In connection with our entry into a new line of business, on March 10, 2014 we appointed Soren Mogelsvang, Cohava Gelber, Guy Yachin and Vered Caplan to our board of directors. On March 11, 2014 we accepted the resignation of Nadine C. Smith as a director and Chairman and as our Chief Executive Officer and President and thereafter appointed Soren Mogelsvang to the vacated Chief Executive Officer position. Effective May 1, 2014, we appointed Soren Mogelsvang to the vacated President position.

In connection with the management changes and entry into a new line of business effective March 11, 2014 we issued an aggregate of 37,584,000 shares of our common stock to five persons and issued 2,916,000 ten-year options with an exercise price of $0.00667 per share to one person.

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

During the period June 25, 2014 through June 30, 2014 we completed sales of an aggregate of 400,000 shares of our common stock at a price of $0.20 per share or an aggregate of $80,000.

Subsequent to July 1, 2014 we completed sales of an aggregate of 500,000 shares of our common stock at a price of $0.20 per share or an aggregate of $100,000. Certificates for 375,000 of these shares have yet to be issued.

On October 15, 2013, we closed on the sale of an aggregate of $500,000 in principal amount of promissory notes of ours (each a “Note” and collectively the “Notes”) to two investors. In addition, as of October 15, 2013, an aggregate of $102,932 in principal and accrued interest due on two notes which we partially assumed were converted into Notes. All of the Notes had a stated maturity date of October 15, 2014. The principal bore interest at a rate of 10% per annum, which was also payable on maturity. Effective June 30, 2014, the holders of the Notes converted the $602,932 in principal and $46,847.76 in interest due thereon into an aggregate of 3,248,898 shares of our restricted common stock at a conversion rate of $0.20 per share.

On May 15, 2014 we entered into a Services Agreement (the “Agreement”) with Axiom Group (“Axiom”) pursuant to which Axiom provided us with financial consulting and public relations services. The Agreement had a term of one month and was renewable for five additional one month periods. We terminated the Agreement effective July 15, 2014. We paid Axiom a $50,000 monthly cash fee and a 233,333 share monthly equity fee under the Agreement or an aggregate of $100,000 in cash fees and 466,666 shares of common stock. The Agreement contained customary indemnification and confidentiality provisions.

In June 2014 we entered into a 90 day Professional Service Agreement (the “Velocity Agreement”) with Velocity Studio, LLC (“Velocity”) pursuant to which Velocity provides us with public and investor relation services. The Velocity Agreement can be terminated by us upon ten days prior written notice and unless terminated will be automatically extended for an additional 90 days at the end of the initial 90 day term. Pursuant to the Velocity Agreement, we issued 60,000 shares of our restricted common stock to Velocity following execution thereof.

On May 1, 2014 we entered into a Farm Lease and Service Agreement with Rocky Mountain Hemp Inc. and Ryan Loflin under which we are growing industrial hemp in Colorado. In connection therewith, we obtained an Industrial Hemp License from the Colorado Department of Agriculture on May 16, 2014.

On June 26, 2014 we entered into a Services Agreement with Caerus Discovery, LLC (“Caerus”), a biotech company, whereby Caerus is providing us with research services for the purpose of executing specific, specialized cell based assays and animal studies intended to support product development and design of our proposed anti-inflammatory and autoimmune disease prevention and alleviation products.

On July 29, 2014 we entered into a License Agreement with Canna-Pet, LLC (“Canna-Pet”) which is in the business of producing and selling medical cannabis products made from hemp and low THC cannabis plants intended exclusively for consumption by pets. Pursuant to the License Agreement, we were granted a perpetual, exclusive, worldwide license to use Canna-Pet’s intellectual property. The License Agreement gives us the right to produce and sell existing Canna-Pet products and to develop new products, jointly with Canna-Pet or otherwise, based upon the licensed intellectual property. The License Agreement provides us with an immediate revenue source and access to Canna-Pet’s customer base.

Critical Accounting Policies and Estimates

Going Concern

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $2,592,704 as of June 30, 2014. This raise doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak Biopharma Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

Results of Operations

Revenues

We generated no revenues during the period from December 18, 2007 (date of inception) through June 30, 2014.

Loss from Operations

We incurred net losses from operations of $963,850 and $1,820,486 for the three and nine months ended June 30, 2014 and $4,120 and $11,543 for the three and nine months ended June 30, 2013. The changes in net losses from operations for the three and nine months ended June 30, 2014 compared to the prior period was primarily due to cost associated with exploring the possible business of treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. We determined not to go forward with that business. Costs associated with that endeavor included project acquisition costs of approximately $412,100. In early March 2014, we determined to enter into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases. We incurred costs associated with the startup of the pharmaceutical business including among other costs, additional legal fees ($83,000), investor and public relations fees ($412,000), salaries and wages ($22,700) and equity based compensation ($644,879)

Liquidity and Capital Resources

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

At June 30, 2014, cash was $562,935.

Net Cash Used in Operating Activities

Net cash used in operating activities was $721,971 for the nine months ended June 30, 2014, as compared to net cash used of $13,173 for the nine months ended June 30, 2013. The increase in net cash used in operations was primarily due to our change in operating plans and costs incurred operations in exploring the possible business of treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.

Net cash used in investing activities

During the nine months ended June 30, 2014 we used $35,000 for the development of a website. There were no cash investing activities during the nine months ended June 30, 2013.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2014 we received $940,000 in proceeds from sales of our common stock and repurchased $125,000 of stock back from investors. We had $500,000 in proceeds from sales of our convertible notes. During the nine months ended June 30, 2013 we received $15,510 in proceeds representing advances from a related party.

General

During the quarter ended June 30, 2014 we closed on private placement sales of an aggregate of 3,575,000 shares of our common stock. The gross proceeds were $715,000 ($0.20 per share). There were no costs attributed to this placement.

Subsequent to June 30, 2014 we closed on private placement sales of an aggregate of 500,000 shares of our common stock. The gross proceeds were $100,000, ($0.20 per share). There were no costs attributed to this placement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation management concluded that as of June 30, 2014 our disclosure controls and procedures were not effective due to a lack of segregation of duties caused by limited personnel.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On May 22, 2014 we granted an aggregate of 4,500,000 options under our 2014 Equity Incentive Plan to two employees.

During the period June 25 through June 30, 2014 we completed the sale of 400,000 shares of our common stock at a price of $0.20 per share or an aggregate of $80,000.

Subsequent to June 30, 2014 we completed the sale of 500,000 shares of our common stock at a price of $0.20 per share or an aggregate of $100,000. Certificates for 375,000 of these shares have yet to be issued.

Effective June 30, 2014, the holders of Notes converted the $602,932 in principal and $46,847.76 in interest due thereon into an aggregate of 3,248,898 shares of our restricted common stock at a conversion rate of $0.20 per share.

Effective July 15, 2014, we issued an aggregate of 466,666 shares of our restricted common stock to Axiom Group pursuant to a May 15, 2014 Services Agreement.

Effective June 25, 2014 we issued 60,000 shares of our restricted common stock pursuant to a renewable 90 day June 25, 2014 Professional Services Agreement under which we are receiving investor and public relations services.

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

On May 22, 2014, our Board of Directors terminated our 2013 Equity Incentive Plan (the “2013 Plan”) and approved our 2014 Equity Incentive Plan. The termination of the 2013 Plan had no effect on the outstanding options previously issued under the 2013 Plan. On May 22, 2014 our Board of Directors granted 4,000,000 non-statutory stock options (the “Mogelsvang Options”) under our 2014 Equity Incentive Plan (the “2014 Plan”) with an exercise price of $0.20 per share to our President and Chief Executive Officer, Soren Mogelsvang, and granted 500,000 non-statutory stock options (the “Tinter Options”) under the 2014 Plan with an exercise price of $0.20 per share to our Treasurer and Chief Financial Officer, Arnold Tinter. The Mogelsvang Options vest ratably over a four year period at the rate of 250,000 options per quarter with the initial vesting date being August 22, 2014. 100,000 of the Tinter Options vest on each of November 22, 2014 and May 22, 2015 and the balance of the Tinter Options vest at the rate of 25,000 per quarter thereafter.

On May 15, 2014 we entered into a Services Agreement (the “Agreement”) with Axiom Group (“Axiom”) pursuant to which Axiom provided us with financial consulting and public relations services. The Agreement had a term of one month and was renewable for five additional one month periods. We terminated the Agreement effective July 15, 2014. We paid Axiom a $50,000 monthly cash fee and a 233,333 share monthly equity fee under the Agreement or an aggregate of $100,000 in cash fees and 466,666 shares of common stock. The Agreement contained customary indemnification and confidentiality provisions.

In June 2014 we entered into a 90 day Professional Service Agreement (the “Velocity Agreement”) with Velocity Studio, LLC (“Velocity”) pursuant to which Velocity provides us with public and investor relation services. The Velocity Agreement can be terminated by us upon ten days prior written notice and unless terminated will be automatically extended for an additional 90 days at the end of the initial 90 day term. Pursuant to the Velocity Agreement, we issued 60,000 shares of our restricted common stock to Velocity following execution thereof.

Farm Lease and Service Agreement

On May 1, 2014, we entered into a Farm Lease and Service Agreement (the “Lease Agreement”) with Rocky Mountain Hemp Inc. and Ryan Loflin (collectively, the “Landlord”) under which we leased two acres of farmland on which we are growing industrial hemp. Under the Lease Agreement, the Landlord is serving as our Cultivation Director and providing us with Landlord’s hemp cultivation expertise. In addition to the growing of hemp we are trying to develop proprietary hemp strains containing improved medicinal properties. In connection with the growing of hemp, we obtained an Industrial Hemp License from the Colorado Department of Agriculture on May 16, 2014. The license expires on April 15, 2015, and is subject to annual renewal. The Lease Agreement has a five month term and can be renewed by us, in our discretion, for up to six additional five month terms. We are paying lease payments to the Landlord under the Lease Agreement of $6,000 per month.

Research Services Agreement

On June 26, 2014, we entered into a Services Agreement (the “Services Agreement”) with Caerus Discovery, LLC, (“Caerus”) a biotech company, whereby Caerus will be providing us with research services for the purpose of executing specific, specialized cell-based assays and animal studies intended to support product development and design of our proposed anti-inflammatory and autoimmune disease prevention and alleviation products. In connection therewith, we will be supplying Caerus with confidential materials and information including, but not limited to, intellectual property, know-how, data, test results, written materials and similar information (collectively, the “Materials and Information”). The research services will be conducted within Caerus' laboratories by Caerus' trained personnel. All patents, patent applications, trademarks, trade names, inventions, copyrights, know-how, and trade secrets (collectively, the “IP Rights”) related to the Materials and Information and arising thereunder will be owned by us. Similarly, if Caerus develops or discovers any development, invention, improvement, modification, product, use, method, technique, conception, know-how, technical data, specification, information, or result relating to any Materials and Information, including new substances (collectively, the “Developments”), Caerus will execute any assignments necessary to transfer title thereto to us. We will have sole responsibility, at our expense, for the preparation filing, prosecution and maintenance of patent applications and rights related to Developments and results of the services provided to us by Caerus. Pursuant to the Services Agreement we have granted to Caerus a non-exclusive, royalty free license, without the right to grant sublicenses, in any IP Rights and Developments for the limited purpose of conducting the services under the Services Agreement. Our Materials and Information is being protected under the confidentiality provisions of the Services Agreement. Caerus will invoice us for rendered services on a project by project basis with payment due within 30 days thereof. The scope and approximate cost of each project will be defined and agreed upon prior to the start of each project. The Services Agreement will terminate upon the earlier of (i) completion of all requested services; (ii) 30 days after we supply Caerus with written notices of termination; or (iii) June 30, 2015.

Cohava Gelber, one of our directors, is the Chief Executive Officer, President and Principal Equity Holder of Caerus. Soren Mogelsvang, our President, Chief Executive Officer and a director previously served as Caerus' Vice President of Research and Development.

Canna-Pet License Agreement

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability corporation, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical cannabis products made from hemp and low THC cannabis plants which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical cannabis products made from hemp and low THC cannabis plants as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provides us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

In consideration of the grant of the license, we have agreed to pay Licensor license fees in the form of royalty payments calculated on the basis of gross proceeds received by us from sales of products manufactured, marketed or sold by us utilizing the Licensed Intellectual Property or any subsequently developed intellectual property which is jointly owned by us and Licensor.

The royalty will be calculated and paid by us on a quarterly basis using calendar quarters ending March 31, June 30, September 30, and December 31 each year and will be equal to fifteen percent (15%) of the first $1,000,000 of gross proceeds received by us during the quarter and ten percent (10%) on gross proceeds in excess of $1,000,000 received by us during the quarter. On or before the date, which is 45 days following the end of each calendar quarter, we will calculate the amount of the royalty due to Licensor for that quarter and will make payment in full of such amount to Licensor. For purposes of calculating the amount of royalty due for each quarter, “gross proceeds” will not include amounts received by us as payments for any and all taxes, duties, governmental charges, sales expenses, freight or shipping charges, and the like.

Commencing in 2015, we have agreed to pay Licensor guaranteed minimum royalty amounts based upon the gross proceeds received by us from the sale of products (the “License Based Products”) utilizing the Licensed Intellectual Property or subsequently developed jointly owned intellectual property. The guaranteed minimum royalty payments are as follows:

Time Period	Minimum Annual License Fee
January 1, 2015 through December 31, 2015	(1)
January 1, 2016 through December 31, 2016	(2)
January 1, 2017 through December 31, 2017	(2)
January 1, 2018 through December 31, 2018	(2)
January 1, 2019 through December 31, 2019	(2)
January 1, 2020 through December 31, 2020, and all succeeding years	(3)

(1)
Calculated based on gross proceeds equal to twice the verifiable sales of License Based Products for the calendar year ended December 31, 2014, with royalties equal to 15% on gross proceeds of up to $4,000,000 for the year and 10% on gross proceeds in excess of $4,000,000.

(2)	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.

(3)
The minimum annual royalty payment for the calendar year beginning January 1, 2020 and for all subsequent calendar years will be equal to the minimum annual royalty payment calculated for the calendar year ended December 31, 2019.

All royalty payments made by us during any calendar year will be credited against the minimum annual royalty amounts due and payable by us for such year. In the event that the aggregate amount of royalties payable by us for any calendar year are not sufficient to satisfy our minimum annual royalty payment obligation for that year, we will be obligated to pay the unpaid balance of the minimum royalty amount to Licensor on or before February 28 of the following year.

Licensor has agreed to defend, at its own expense, any action against Licensor or us based on a claim that the Licensed Intellectual Property infringes a US or foreign patent, a US or foreign copyright or involves misappropriation of a trade secret.

The License Agreement may be terminated

•	by mutual consent of us and Licensor;

•	by us, upon 90 days prior written notice to Licensor;

•	by Licensor, upon written notice to us if any of the following events occur:

(i)	our failure to pay Licensor royalty payments within fifteen (15) days after we receive written notice that payment is overdue, provided that there is no good faith dispute over the fees or charges; or

(ii)
our failure to pay the minimum annual royalty payment for any year within fifteen (15) days after we receive written notice that payment is overdue, provided that there is no good faith dispute over the total amount due; or

(iii)
any breach by us of any material term or obligation of the License Agreement if not remedied within thirty (30) days after we receive written notice of such breach, provided that this time will be extended to the extent we have made a good faith effort to resolve any such breach; or

(iv)	we are acquired by another entity and our successor is unwilling to assume our obligations under the License Agreement, or refuses to enter into an Assumption of Obligations Agreement; or

(v)	we cease doing business as a going concern.

Our right to use the Licensed Intellectual Property ceases upon termination of the License Agreement.

In the event intellectual property is developed jointly by us and Licensor (including any development by us using the Licensed Intellectual Property) during the performance of the License Agreement, the ownership of such intellectual property will be determined according to principles of United States patent law. In such event, the parties have agreed to negotiate in good faith towards an intellectual property management agreement to define their respective rights and obligations with respect to legal protection, payment of expenses, licensing and infringement of any intellectual property which is jointly owned by the parties. Any party that does not bear its proportionate share of expenses in securing and maintaining patent protection on jointly owned intellectual property in any particular country or countries will be required to surrender its joint ownership under any resulting patents in such country or countries.

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

Cannabis Therapy Corp.

Date: August 14, 2014	By:	/s/ Soren Mogelsvang
Soren Mogelsvang
Chief Executive Officer

Cannabis Therapy Corp.

Date: August 14, 2014	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer