Form 10-K
period 2014-09-30
PEAK PHARMACEUTICALS, INC.
filed 2015-01-12
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

PEAK PHARMACEUTICALS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	005-87668	26-1973257
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
12635 E. Montview Blvd. Suite 137 Aurora, CO 80045
(Address of principal executive offices)
4450 Arapahoe Avenue, Suite 100 Boulder, CO 80303
(Former Address of principal executive offices)
Registrant’s telephone number, including area code: 303.415.2558

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [ ]Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $54,936,072.

As of December 31, 2014 the Issuer had 78,363,567 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report (the “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development, marketing and sale of our hemp based products including those for the prevention and alleviation of inflammatory and auto-immune diseases, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our ability to obtain adequate financing, cash flows and resulting liquidity, our ability to expand our business, government regulations, lack of diversification, our ability to penetrate the intended markets for our products, our ability to negotiate economically feasible agreements with third party service providers, increased competition, results of any arbitration and litigation, stock volatility and illiquidity, and our ability to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I

ITEM 1.

BUSINESS

Since early March 2014 we have been operating as a bio-pharmaceutical and nutraceutical company seeking to develop, manufacture, market and sell safe, high quality, medicinal products extracted from hemp. Our initial focus will be (i) the exploitation of the exclusive license we received from Canna-Pet, LLC, a developer of ingestible health products for pets made from hemp, and (ii) developing over-the-counter, THC-free, hemp based products for the prevention and alleviation of the symptoms associated with inflammatory and auto-immune diseases. Using industrial hemp, an ultra-low THC cannabis plant, we intend to develop, market and sell products containing non-psychotropic phytocannabinoids.

History

We were incorporated in Nevada as Surf A Movie Solutions, Inc. on December 18, 2007 to engage in the business of the development sale and marketing of online video sales. We were not successful in our efforts and discontinued this line of business. Since that time and until August 8, 2014, we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). On August 30, 2013 we changed our name to Frac Water Systems, Inc. and on October 10, 2013 we determined to engage in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. As a result of our research of the business opportunities, on December 31, 2013 we determined not to move forward with this line of business.

In early March 2014 we determined to enter into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014 we changed our name to Cannabis Therapy Corporation and on March 24, 2014 changed our trading symbol on OTC Markets to “CTCO”.  On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc.  Our common stock will temporarily remain listed for quotation on OTC Markets under the current symbol “CTCO” until a new symbol is assigned by Financial Industry Regulatory Authority, Inc. (FINRA). The Company will publicly announce the new trading symbol when assigned by FINRA and the effective date of the symbol change.

All of our business operations are carried on through our wholly-owned subsidiary, Peak BioPharma Corp., a Colorado corporation.   Throughout this Report, unless otherwise noted or required by the context, references to “the Company,” “us,”  “we,” “our,” and similar terms refers to Peak Pharmaceuticals, Inc. and its wholly-owned subsidiary, Peak BioPharma Corp.

We currently have authorized 350,000,000 shares of capital stock, consisting of (i) 325,000,000 shares of common stock, and (ii) 25,000,000 shares of “blank check” Preferred Stock.

On August 15, 2012 our board of directors and stockholders owning a majority of our outstanding common shares authorized a 50 for 1 forward stock split of our issued and outstanding common stock. The forward split became effective on September 27, 2012. As a result of the forward split each outstanding share was split into 50 shares. On March 11, 2014 our board of directors authorized a 1.5 for 1 forward stock split of our common stock in the form of a dividend. In connection therewith, our shareholders of record as of the close of business on March 28, 2014 received an additional .5 share of our common stock for each share of our issued and outstanding common stock held by them on such date. The forward stock split became effective on April 1, 2014.

Our principal executive offices are located at 12635 E. Montview Blvd. Suite 137 Aurora, CO  80045. Our telephone number is 303.415.2558. Our primary website address is www.peakpharma.com.

Our Business

Since March 2014 we have been engaged in the business of developing and marketing hemp based medicinal products intended for over-the-counter sale via distribution networks applicable to products classified as supplements and nutraceuticals.   By using industrial hemp, an ultra-low THC content cannabis plant, we expect to be able to develop and market products containing cannabinoids under the same rules that apply to hemp-based energy drinks and other hemp based products. Hemp-based products have been legal in the U.S. for several years when manufactured with imported, THC-free hemp paste. Recently, hemp cultivation was legalized in 11 states, including Colorado, and, on a limited basis, at the federal level as part of the Agricultural Act of 2014 (the “2014 US Farm Bill”) passed in February 2014, which sets the agricultural product apart from marijuana. Industrial hemp has THC content below 0.3% compared to the 1-20% typically found in marijuana. The levels of non-THC medicinal cannabinoids are expected to vary between different hemp strains, and can be increased and optimized by processing and plant breeding. One of our goals is to develop proprietary hemp strains containing improved medicinal properties and to establish third party product validation. Our initial focus is the leveraging of our Canna-Pet license through the production and sale of hemp based animal health products (see “Canna-Pet License Agreement”), and the development of products for the prevention and alleviation of the symptoms associated with inflammatory and auto-immune diseases.

We have particular interest in hemp-derived phytocannabinoids which can exert their different effects through the CB1 and CB2 cannabinoid receptors in the human body (see figure below). These receptors are triggered both by endogenous human cannabinoids, the endocannabinoids, and plant-derived phytocannabinoids, such as those extracted from hemp plants. The CB1 and CB2 receptors are part of the endocannabinoid system, which is important for homeostasis and human health. CB1 receptors are primarily found in the brain and throughout peripheral nerves and the autonomic nervous system. These receptors have been associated with the anticonvulsive effects of cannabis. CB2 receptors localize primarily to immune cells and the spleen, and are thought to account for the anti-inflammatory and other therapeutic effects of cannabis.

We are planning to extract and develop non-psychotropic phytocannabinoids which have anti-inflammatory effects. We intend to use distinct extraction methods to enrich the phytocannabinoids and will then test them in different laboratory inflammation models. Scaleup manufacturing and production will be in compliance with the regulations for nutraceuticals.

Phytocannabinoids are a class of plant-derived cannabinoids that can be isolated from the cannabis plant. More than 85 different phytocannabinoids have been described and fall into 8 classes of compounds, of which tetrahydrocannabinol (THC), Cannabidiol (CBD) and Cannabinol (CBN) are the best characterized. Accumulating scientific evidence supports the therapeutic properties of CBD, which is reported to be effective in easing symptoms of a wide range of conditions, including rheumatoid arthritis, diabetes, alcoholism, post-traumatic stress disorder, epilepsy, antibiotic-resistant infections and neurological disorders and in particular pain mitigation. The figure above summarizes different pharmacodynamic effects attributed to different phytocannabinoids.

In addition to the leveraging of our Canna-Pet license, our plan is to establish a vertically integrated operation in Colorado.   The operation is expected to consist of three business units: (i) Plant Growth / Hemp Cultivation, (ii) Extraction, Product Development and Testing, and (iii) Sales and Marketing. Each unit will have unique infrastructure, licensing and staffing requirements, and are expected to offer separate revenue streams while supporting our product development and sales.

Plant Growth / Hemp Cultivation

Hemp is an industrial plant in the Cannabis family.  Fiber from the plant is used to make paper, clothing, rope and other products. Its oil is found in body-care products such as lotion, soap and cosmetics and in a variety of foods, including energy bars, waffles, milk-free cheese, veggie burgers and bread. Numerous uses exist, including hemp plant extracts that are used as a medicine, nutritional supplements and food sources. Beyond this, applications into textiles, building materials, bio-fuels, paper, bio-plastics, livestock feed/bedding as well as personal care products are readily available. Both hemp and marijuana are classified under the same biological category of Cannabis L Sativa. The basic difference between the two is that marijuana has significant amounts of tetrahydrocannabinoil (THC) (5–20%), a psychoactive ingredient; whereas hemp has virtually no THC (less than 0.3%). The 0.3% or less THC found in hemp is too low to provide the psychoactive effect or “high” that supports recreational usage.

In May 2014 we entered into an exclusive land lease and crop service agreement with Rocky Mountain Hemp Inc., a southeastern Colorado based hemp grower, to grow an initial hemp crop, and on May 6, 2014, obtained the mandatory Colorado Department of Agriculture hemp cultivation license. This initial crop was harvested in late September, 2014,  just prior to the end of the fiscal year, and is being used in part for product development purposes aimed at formulating future proprietary anti-inflammatory and related nutraceutical products for animals and humans,  and in part as a potential ingredient in the recently licensed Canna-Pet™ product lineup of animal supplements.   We are also exploring relationships with cannabis breeders with the goal of developing proprietary hemp strains with improved medicinal properties.

Within the next 12 months, we intend to start a plant-breeding and cultivation program to develop new and proprietary hemp strains with superior features, such as a high extractable cannabinoid content and improved anti-inflammatory properties. No assurance can be given that we will have available capital as and when needed for this purpose. We estimate requiring approximately $150,000 for the first year of the hemp breeding program.

Extraction and Testing

In June 2014 we entered into a Services Agreement with Caerus Discovery, LLC pursuant to which we outsourced our initial laboratory and research requirements (see “Research Services Agreement”).

In August 2014, we entered into a lease for laboratory and office space in Aurora, Colorado.  We intend to establish a fully operational in-house laboratory by the end of the first quarter of 2015. Our laboratory will serve multiple functions relating to CBD extraction, separation and characterization, as well as product development and in-house quality control testing. It is expected that it will enable us to develop a proprietary, patentable, chemical extraction and characterization platform that will drive new product development although no assurance can be given that this will prove to be the case. Quality control and validation systems are expected to be established in parallel, and as the laboratory expands, these capabilities may be offered to outside companies as a fee-for-service product, enabling a service-based revenue stream.

Our laboratory will operate under biopharma methods and standards, and will seek certification as soon as feasible. This will differentiate our laboratory, its services and cannabinoid products, from the majority of the cannabis industry, providing what we believe to be a significant competitive advantage. Our laboratory will also provide the necessary infrastructure to support collaborative work with scientists at the Colorado State University and elsewhere, with the goal of expanding our assets and developing intellectual property. Our laboratory will be an established wet laboratory facility to which we intend to add the specific extraction, testing and characterization equipment required for phytocannabinoid extraction, purification, product formulation and characterization. A fulltime process chemist will be hired to oversee the extraction, purification and testing activities. External consultants will be retained to start the process of gaining quality certification and whenever additional expertise is required for product development. Subsequently, full time laboratory technicians will be hired to help with routine tasks, and to run cell based and ex vivo assays for prototype product testing. It will require significant capital expenditures to establish these unique capabilities, with the equipment cost alone estimated at approximately $500,000. Lease options will be pursued to minimize capital expenditures.

As outlined above, our laboratory is intended to support our main business of manufacturing and marketing pharmaceutical level hemp based products for the prevention and alleviation of various inflammatory and autoimmune conditions. In addition, the laboratory will enable activities such as hemp strain improvement; cannabinoid extraction process development, product development and testing; biomarker identification; and development of mold and pest detection kits. We expect the laboratory to be fully operational by the end of the first calendar quarter of 2015 and we will, in the interim, when necessary and possible, outsource specific research tasks.

Business Development

Our Business Development unit will be responsible for branding, product marketing and sales, as well as for providing market intelligence to support product design and specifications. Another aspect will be to explore the feasibility of expanding our product offerings beyond those containing cannabinoids by structuring original equipment manufacturer or licensing arrangements with domestic and/or international herbal extract manufacturers.

In the near term, a business development consultant has been retained to assist with branding, messaging and development of a marketing strategy for the Canna-Pet brand and our future products. For Canna-Pet, the targets include end-users, veterinarians and pet stores. For our in-house developed products and nutraceuticals, the goal will be to position us for an anticipated product launch in the next 12-24 months. In parallel, we intend to develop a long-term business and growth strategy, expanding our presence and product availability nationally and internationally, aiming to use existing distribution networks.

Target Markets

Our primary focus is to develop over-the-counter, ultra-low and THC-free, hemp-based products for prevention and alleviation of inflammatory and autoimmune diseases. The products are intended to be safe to use by adult and pediatric patient populations, and will be targeted to the over-the-counter and nutraceutical markets.

Pending market analysis and a detailed study of the cannabinoid literature along with input from key opinion leaders and clinicians, one or two inflammatory indications will be selected for targeted product development and product testing. Our management has extensive experience in conducting non-human based safety and efficacy testing, and will apply this expertise to support its product development and marketing. We anticipate developing several product lines including encapsulated extracts for oral administration and dermatological salves for topical application, although no assurance can be given that we will be able to successfully develop one or more new product lines.

We also intend to leverage our intellectual property license agreement with Canna-Pet, LLC, in order to seek to develop, produce and sell additional medical products made from hemp intended exclusively for consumption by pets. There is also no assurance will be able to successfully develop new product lines intended for consumption by pets.  See “Canna-Pet License Agreement.”

Strategic Partnerships and Alliances

We are actively pursuing additional collaborations and partnerships with clinicians, plant biotech companies, manufacturers and certified testing labs for third party product validation. When President Obama signed into law the 2014 US Farm Bill containing a stipulation that allows universities in the states that permit industrial hemp cultivation to conduct research into the plant, without jeopardizing their federal funding, it enabled a new era of academic cannabis research. At the University of Colorado, the Cannabis Genomic Research Initiative, is mapping the cannabis genome. We are exploring collaboration with the University of Colorado to support our hemp development efforts and to create new intellectual property. Other US research institutions are conducting cannabis research and clinical trials with cannabis-based medicines, and we intend to pursue strategic partnerships with these researchers.

Farm Lease and Service Agreement

On May 1, 2014, we entered into a Farm Lease and Service Agreement (the “Lease Agreement”) with Rocky Mountain Hemp Inc. and Ryan Loflin (collectively, the “Landlord”) under which we leased two acres of farmland on which to grow industrial hemp for research and development purposes. Under the Lease Agreement, the Landlord served as our Cultivation Director and provided us with hemp cultivation expertise.  In connection with the growing of hemp, we obtained an Industrial Hemp License from the Colorado Department of Agriculture on May 16, 2014. The hemp crop was harvested in September 2014 and will be used for product and process research and development at our laboratory.  The Farm Lease ended with the crop harvest in September, with no further payments due, but the agreement may be renewed for the 2015 cultivation season on similar terms as in 2014.

Research Services Agreement

On June 26, 2014, we entered into a Services Agreement (the “Services Agreement”) with Caerus Discovery, LLC, (“Caerus”) a biotech company, whereby Caerus will be providing us with research services for the purpose of executing specific, specialized cell-based assays and animal studies intended to support product development and design of our proposed anti-inflammatory and autoimmune disease prevention and alleviation products. In connection therewith, we may be supplying Caerus with confidential materials and information including, but not limited to, intellectual property, know-how, data, test results, written materials and similar information (collectively, the “Materials and Information”). The research services will be conducted within Caerus’s laboratories by Caerus’s trained personnel. All patents, patent applications, trademarks, trade names, inventions, copyrights, know-how, and trade secrets (collectively, the “IP Rights”) related to the Materials and Information and arising thereunder will be owned by us. Similarly, if Caerus develops or discovers any development, invention, improvement, modification, product, use, method, technique, conception, know-how, technical data, specification, information, or result relating to any Materials and Information, including new substances (collectively, the “Developments”), Caerus will execute any assignments necessary to transfer title thereto to us. We will have sole responsibility, at our expense, for the preparation, filing, prosecution and maintenance of patent applications and rights related to Developments and results of the services provided to us by Caerus. Pursuant to the Services Agreement we have granted to Caerus a non-exclusive, royalty free license, without the right to grant sublicenses, in any IP Rights and Developments for the limited purpose of conducting the services under the Services Agreement. Our Materials and Information is being protected under the confidentiality provisions of the Services Agreement. Caerus will invoice us for rendered services on a project by project basis with payment due within 30 days thereof. The scope and approximate cost of each project will be defined and agreed upon prior to the start of each project. The Services Agreement will terminate upon the earlier of (i) completion of all requested services; (ii) 30 days after we supply Caerus with written notices of termination; or (iii) June 30, 2015.  To date, we have not used any services from Caerus, nor paid any fees to Caerus.

Cohava Gelber, one of our directors, is the Chief Executive Officer, President, and Principal Equity Holder of Caerus. Soren Mogelsvang, our President, Chief Executive Officer and a director previously served as Caerus’ Vice President of Research and Development.

Canna-Pet License Agreement

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability corporation, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provides us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

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

The License Agreement may be terminated

•

By mutual consent of us and Licensor;

•

By us, upon 90 days prior written notice to lender;

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

Subsequent Event

Subsequent to the end of the fiscal year, on or about October 17, 2014, we were named as a defendant in a lawsuit relating to Canna-Pet.  The suit, which was filed in Superior Court of King County Washington claims that Canna-Pet, LLC, and its owner Dan Goldfarb, have misappropriated trade secrets owned by Sarah Brandon, Greg Copas and Canna-Companion, LLC, a Washington limited liability company and have used the misappropriated trade secrets in production and sale of Canna-Pet products.  We are named as a defendant in the litigation because we are the exclusive licensee of Canna-Pet, LLC.  Under the terms of our License Agreement, Canna-Pet, LLC, is obligated to indemnify and defend us in the litigation.   Canna-Pet, LLC, and Mr. Goldfarb, deny that they have misappropriated trade secrets from the plaintiffs, and have indicated that they intend to vigorously defend against the claims made by the plaintiffs.  They have indicated that they are also considering the possibility of making counterclaims against the plaintiffs. The parties engaged in non-traditional mediation in an effort to resolve the dispute which is the subject of this litigation.  On December 30, 2014, the parties to the law suit entered into a settlement agreement, and the case was dismissed. There were no monetary damages as a result of the settlement.

Our Business Strategy

Our business strategy is to develop and market safe, non-psychoactive hemp based medicinal products and to become a global leader in the research, development, manufacturing, testing and marketing of hemp based supplements and therapies. We intend to do so by employing rigorous biopharma processes and quality controls to manufacture safe, hemp-based products and to target the nutraceutical market which offers a shorter path to commercialization than prescription drugs, which require FDA approval. No assurance can be given that we will be successful in this endeavor.

Government Regulation

Hemp

For the first time since 1937, industrial hemp has been decriminalized at the federal level and can be grown legally in the United States, but only on a limited basis. A landmark provision in the 2014 US Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana. Federal law now exempts industrial hemp from U.S. drug laws in order to allow for crop research by universities, colleges and state agriculture departments. The federal law allows for agricultural pilot programs for industrial hemp in states that permit the growth or cultivation of hemp.

Nutraceuticals

Nutraceutical, a word that combines the words “nutrition” and “pharmaceutical” are foods or food products that provide health and medical benefits, including the prevention and treatment of disease. Such products range from isolated nutrients, dietary supplements and specific diets to genetically engineered foods, herbal products and processed foods. Nutraceutical foods are not subject to the same testing and regulation as pharmaceutical drugs. The use of nutraceutical as an attempt to accomplish desirable therapeutic outcomes with reduced side effects when compared with other therapeutic agents has met with significant public acceptance and monetary success.

Intellectual Property

We do not presently own any intellectual property but expect to develop intellectual property in the course of our development and commercialization of hemp based health products.

Research and Development

We have incurred research and development expenses to cultivate and harvest a hemp crop, and expect to incur further R&D expenses in Q1 of 2015, as our laboratory becomes fully operational and starts developing proprietary extraction processes using the hemp crop.

Competition

The market for hemp based medicinal products is rapidly evolving. Many of our competitors have and will have greater financial and human resources and longer operating histories then we do. We expect to be able to compete based on the safety and efficacy of our products.

Customers

As of the date of this Report (i.e. the end of our fiscal year on September 30, 2014), we had yet to achieve revenues. Accordingly, as of that date, we had no customers. Subsequent to end of our fiscal year, we commenced we commenced selling pet products through our License Agreement with Canna-Pet, LLC.

Employees

As of the date of this Report, we have 3 employees including our two executive officers. Two of our employees work on a part-time basis. Management believes its relationships with its employees to be good. We expect to add one or two additional employees in Q1 of 2015.

Markets

Hemp

There is no official estimate of the value of U.S. sales of hemp-based products. According to the Congressional Research Service there are over 25,000 products on the global market that are derived from hemp. The overall US nutrition market was estimated to $137.4 billion in 2012, with supplements accounting for $32.4 billion (Nutrition Business Journal).

Nutraceuticals

The total global nutraceuticals market reached $142.1 billion in 2011 and is expected to reach $204.8 billion by 2017, growing at a compound annual growth rate of 6.3%, spurred primarily by dietary supplements (Nutraceuticals Product Market: Global Market Size, Segment And Country Analysis And Forecasts (2007-2017); Transparency Market Research). Rising health concerns, the growth of key demographics and growing consumer desire to lead a healthy life and avoid dependence on synthetic drugs are identified trends supporting market growth. The nutraceutical ingredient market is forecast to reach $33.6 billion by 2018 (Nutraceutical Ingredients Market - Global Industry Analysis, Market Size, Share, Growth And Forecast 2007 – 2017; Transparency Market Research). According to the Nutrition Business Journal, $5.5 billion was spent on Herbs/Botanicals in 2012.  This is an emerging market sector with a range of stakeholders including raw material suppliers, processors, product manufacturers and end-use consumers. Nutraceutical cannabinoids are only just beginning to be introduced in product formulations and represent an untapped market segment.

Animal Health

According to a State of the American Pet Survey, one of the greatest challenges of pet ownership is maintaining pets’ health. 41% of pet owners have considered or tried various alternative therapies, including nutritional supplements (29%), herbal remedies (7%) and homeopathy (4%). According to Packaged Facts, the Pet Supplies market, including supplements, totaled $14 billion in 2013.

ITEM 1A.

RISK FACTORS

Not Applicable

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN OUR SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

THIS REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our common stock. In such a case, investors in our common stock could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company or the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

General Risks

We have a limited operating history upon which investors can evaluate our future prospects. We may never attain profitability.

In March 2014 we determined to enter the business of developing, manufacturing, marketing and selling pharmaceutical level products containing phytocannabinoids, a component of industrial hemp, for the prevention and/or treatment of various conditions and diseases including, but not limited to, inflammatory and anti-immune diseases. As of the date of this Report, we have not achieved any revenues. Therefore, we have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, the development of a product, as well as those risks that are specific to our business in particular. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results will be materially and adversely affected.

Given our limited operating history, management has little basis on which to forecast future demand for our products and out anticipated revenues. Our anticipated and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the Canna-Pet business is new and our human products are yet to be developed.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since our incorporation in 2007. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business, acquire customers and expand our facilities and employee base. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. If we are unable to do so, we and our business, financial condition and operating results could be materially and adversely affected.

We cannot predict our future capital needs and we may not be able to secure additional financing.

During the current fiscal year we have raised $1,040,000 from sales of our common stock and expect to continue to raise capital through sales of our common stock. We believe that we have sufficient funds to meet our presently anticipated working capital requirements for approximately six months. This belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect. In addition, we may need to raise significant additional funds sooner in order to implement our business plan, support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. If our financial resources are insufficient, we will require additional financing in order to meet our plans for expansion. We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we may be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to commercialize our products giving us access to additional cash resources, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Our products may not be accepted in the market, which would have an adverse effect on our financial condition and operating results.

We cannot be certain that the Canna-Pet products will be acceptable to a broader market segment, or that the future products we may develop or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including the safety and efficacy of our products and public perception concerning hemp based products.

Business Risks

Due to the general negativity associated with the cannabis plant within the United States, we anticipate facing potential challenges getting our products into stores.

The majority of our products will be intended for ingestion purposes. We intend to produce industrial hemp based products that contain no or low THC that are legal for sales within the U.S. as supplements. However, we anticipate that we may face scrutiny and run into issues getting our products into stores due to hesitation by certain retail establishments to carry products affiliated with the cannabis plant.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of developing, manufacturing or selling supplement and nutraceutical products, including hemp based nutraceutical products, for personal use or consumption. This highly competitive environment could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our failure to manage growth, diversification and changes to our business could harm our business.

We expect our company to experience growth in connection with the development and sale of our products.

Our failure to successfully manage and monetize any growth, and to successfully diversify our business in the future could harm the success and longevity of our company.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the continued services of our key officers, employees, and Board members as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. The departure of Soren Mogelsvang, our President and CEO, or any major change in our Board or management could adversely affect our operations.

 Government regulation of cannabis is constantly evolving, and unfavorable developments could have an adverse effect on our operating results.

Any changes in laws or regulations relating to cannabis and hemp could adversely affect our business, results of operations and our business prospects.

We face competition from entities in our industry with substantially more capital, greater name recognition, more employees, greater resources, and longer operating histories than we do.

We have a limited operating history in our industry. Many of our competitors have greater human and financial resources, name recognition and operating histories than we do which potentially puts us at a competitive disadvantage.

Third Party Risks

We presently rely on third parties to provide cultivation, research and testing services necessary for the operation of our business, the loss of which service providers would have a material adverse effect on our expected operating results.

We are presently dependent on third party service providers to operate our business including, but not limited to, Rocky Mountain Hemp, Inc. The loss of service providers would not have an adverse effect on our operations and operating results.

Investment Risks

We may be unable to raise enough capital through sales of our equity and debt securities to implement our business plan.

We will be largely dependent on capital raised through sales of our equity and debt securities to implement our business plan and support our operations. Based upon our current cash position, we expect that we will be able maintain operations for a period of approximately six months. At the present time, we have not made any arrangements to raise additional cash, other than through sales of our equity securities. We cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our 2014 Equity Incentive Plan), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of our common stock are then traded.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

We currently have authorized 350,000,000 shares of capital stock consisting of (i) 325,000,000 shares of common stock, and (ii) 25,000,000 shares of "blank check" Preferred Stock. As a result, our Board is authorized to issue up to 25,000,000 shares of preferred stock with powers, rights and preferences designated by it. See “Preferred Stock” in the section of this Report titled “Description of Securities.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of Preferred Stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our common stock ownership is highly concentrated. As of December 31, 2014 our officers and directors beneficially own 37,350,000 shares, or approximately 45.3% of our total outstanding common stock. Their interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our common stock.

Restrictions on the use of Rule 144 by Shell Companies or Former Shell Companies could affect your ability to resale our shares.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments to Rule 144 which became effective on February 15, 2008 which amendments apply to securities acquired both before and after that date, by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company unless all of the following conditions are met:

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

As such, due to the fact that we were a shell company until August 13, 2014 (the date on which we filed Form 10 type information with the SEC reflecting our change in status as an entity that is not a shell company), holders of "restricted securities" within the meaning of Rule 144 will be subject to the conditions set forth above. Therefore, sales of our shares in reliance upon Rule 144 are prohibited until at least August 13, 2015 (one year after the date on which we filed the required Form 10 information).

There currently is a limited public market for our common stock. Failure to develop or maintain an active trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently a limited public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market includes the following:

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The trading market for our common stock will depend on the research and reports that securities analysts publish about our business and the Company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTC Markets. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

To date, cash dividends have not been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock, subject to the limitation outlined herein. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Description of Properties

Our principal executive offices are located at 12635 E. Montview Blvd. Suite 137 Aurora, CO 80045. We have approximately 700 sq. ft. of wet lab space as well as office space.  The laboratory is housed in a biotech incubator and additional laboratory and office space is available as our needs expand. The Aurora facility has receptionist services, access to different types of shared resources and we believe that this facility is adequate to meet our needs at this time.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On or about October 17, 2014, subsequent to the end of the fiscal year, we were named as a defendant in a lawsuit relating to Canna-Pet which was filed in Superior Court of King County Washington (Sarah Brandon and Greg Copas, a married couple and Canna Companion, LLC vs. Canna-Pet, LLC, Dan Goldfarb and Cannabis Therapy Corp).   The suit claims that the defendants have misappropriated trade secrets owned by the plaintiffs and are using them in the production and sale of Canna-Pet products.  We are named as a defendant in the litigation because we are the exclusive licensee of Canna-Pet, LLC.  Under the terms of our License Agreement, Canna-Pet, LLC, is obligated to indemnify and defend us in this litigation.   Canna-Pet, LLC, and Mr. Goldfarb, deny that they have misappropriated trade secrets from the plaintiffs, and have indicated that they intend to vigorously defend the against the claims made by the plaintiffs and to consider the possibility of making counterclaims against the plaintiffs. The parties are currently engaged in non-traditional mediation in an effort to resolve the dispute which is the subject of this litigation.  On December 30, 2014, the parties to the law suit entered into a settlement agreement, and the case was dismissed without prejudiced.  There were no monetary damages as a result of the settlement agreement.

Except as described above, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

From May 17, 2010 until September 11, 2013, our shares of common stock were quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “SURF,” from September 12, 2013 until March 23, 2014, under the symbol “FWSI,” and since March 24, 2014 under the symbol “CTCO.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid(1)	Low Bid(1)
Fiscal Year Ended: September 30, 2014
Three Months Ended September 30, 2014	$0.97	$0.35
Three Months Ended June 30, 2014	$1.55	$0.6501
Three Months Ended March 31, 2014	$3.01	$0.55
Three Months Ended December 31, 2013	$0.68	$0.31
Fiscal Year Ended: September 30, 2013
Three Months Ended September 30, 2013	$0.00	$0.00
Three Months Ended June 30, 2013	$0.11	$0.11
Three Months Ended March 31, 2013	$0.11	$0.11
Three Months Ended December 31, 2012	$0.11	$0.10
Fiscal Year Ended: September 30, 2012
Three Months Ended September 30, 2012	$0.00	$0.00
Three Months Ended June 30, 2012	$0.00	$0.00
Three Months Ended March 31, 2012	$0.44	$0.36
Three Months Ended December 31, 2011	$0.21	$0.15

(1)	Such prices give retroactive effect to the 50:1 forward stock split which was effected on September 27, 2012 and the 1.5:1 forward stock split which was effected on April 1, 2014.

Holders

As of the date of this Report, we have 78,363,567 shares of common stock issued and outstanding held by approximately 23 stockholders of record.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

On October 10, 2013, we entered into a Joint Venture Agreement with Produced Water Solutions, Inc., a Colorado corporation, in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  As a result of our research of the business opportunities, on December 31, 2013 we determined not to move forward with this line of business.

In early March 2014 we determined to enter into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014 we changed our name to Cannabis Therapy Corporation and on March 24, 2014 changed our trading symbol on OTC Markets to “CTCO”.   On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc.  Our common stock will temporarily remain listed for quotation on OTC Markets under the current symbol “CTCO” until a new symbol is assigned by Financial Industry Regulatory Authority, Inc. (FINRA). The Company will publicly announce the new trading symbol when assigned by FINRA and the effective date of the symbol change.  All of our business operations are carried on through our wholly-owned subsidiary, Peak BioPharma Corp., a Colorado corporation.

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability corporation, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provides us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

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

Subsequent to September 30, 2014 we began selling Canna-Pet products.

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

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.  ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Results of Operations

We generated no revenue during the years ended September 30, 2014 and 2013.  For the year ended September 30, 2014 we incurred $412,114 for those costs associated with exploring the business opportunities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  The cost included project acquisition costs, travel costs, conferences, business studies, legal fees and web development.  We never operated in this business and accordingly we did not treat this as a discontinued operation.

As stated above in March 2014 we entered into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases.  In connection with that business and general and administrative expenses not directly related to the cost associated with our previous business, we incurred general and administrative expenses of $2,674,723.  The following is a breakdown of those costs:

Stock based compensation	$2,010,116
Investor and public relations	211,966
Legal and professional fees	177,648
Personnel cost	99,706
Research and development	30,000
Amortization	4,861
Other general and administrative costs	140,426
$2,674,723

Of the stock based compensation related to our current business, approximately $1,222,000 was primarily from the issuance of option to officers and directors, and approximately $788,000 was from the issuance of common stock for services.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Three million two hundred sixty six thousand (3,266,000) options are currently exercisable.

Investor and public relations costs were paid primarily to three firms in order for the public and industry to be aware of our business direction.  We do not anticipate that these cost will be as high in future periods.

Legal and professional fees were incurred in connection with the changes in our business and the costs of being a public company.  We anticipate that legal and professional fees will remain at or near the current levels.

Personnel costs relate to 3 full time employees during the year.  We currently have 2 full time employees and anticipate hiring at least 2 more employees in the near future.

We have incurred $30,000 in research and development expenses to cultivate and harvest a hemp crop, and expect to incur further R&D expenses in 2015, as our laboratory becomes fully operational and starts developing proprietary extraction processes using the hemp crop.

Other general and administrative costs include costs such as rent, travel, communications, and office expenses.

We had a loss from operations of $3,086,837 for the year ended September 30, 2014 as compared to $12,341 for the year ended Sept3ember 30, 2013.

For the year ended September 30, 2014 other income and expense included a $24,650 gain on extinguishment of debt.  Interest expense for the year ended September 30, 2014 included debt discount of $649,780 and accrued interest of $46,848

For the year ended September 30, 2014 we had a net loss of $3,758,815 as compared to $12,341 for the year ended September 30, 2013.

Liquidity and Capital Resources

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

At September 30, 2014, cash was $451,431

.

Net cash used in operating activities was $933,475 for the year ended September 30, 2014, as compared to net cash used of $15,567 for the year ended September 30, 2013. The increase in net cash used in operations was primarily due to our change in operating plans and costs incurred operations in exploring the possible business of treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities and the cost of entering a new business segment.

During the year ended September 30, 2014 we used $35,000 for the development of a website.  There were no cash investing activities during the year ended September 30, 2013.

During the year ended September 30, 2014 we received $1,040,000 in proceeds from sales of our common stock and repurchased $125,000 of stock back from investors.  We had $500,000 in proceeds from sales of our convertible notes.  During the year ended September 30, 2013 we received $15,510 in proceeds representing advances from a related party.

We believe that with the proceeds from the sale of common stock and the debt, we will have sufficient capital to begin the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases, however we will need additional capital to bring the business to profitability.

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

See the Financial Statements and notes thereto commencing on page F-1

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date and Management has identified the following deficiencies that, when aggregated, are viewed as a material weakness in our internal control over financial reporting as of that date:

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

•

We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

However, management believes that the lack of a functioning audit committee and the lack of a majority of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the possible material weakness noted above with our independent registered public accounting firm. Due to the nature of this possible material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our Board. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of September 30, 2014, with respect to our directors and executive officers.

Name	Age	Position with the Company	Since
Soren Mogelsvang	43	President, Chief Executive Officer and Director	March 10, 2014
Arnold Tinter	69	Chief Financial Officer, Secretary and Treasurer	Oct. 15, 2013
Cohava Gelber	57	Director	March 10, 2014
Guy Yachin	46	Director	March 10, 2014
Vered Caplan	45	Director	March 10, 2014

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Our Board consists of four (4) members, none of whom is independent. Executive officers are appointed by the Board and serve at its pleasure.

Biographical Information

Soren Mogelsvang, age 43, was appointed as our Chief Executive Officer on March 11, 2014 and as a Director on March 10, 2014. He was appointed as our President on May 1, 2014. Mr. Mogelsvang is a biotech executive and entrepreneur with more than 15 years of experience in research and development and laboratory operations. He is experienced in strategic positioning, value creation, IP development and preclinical development of peptide therapeutics. He is the co-founder of two biotech companies, Serpin Pharma, Inc. and Caerus Discovery LLC. He co-founded Serpin Pharma, Inc. in 2010 and was employed as Serpin Pharma, Inc.’s Vice President of Research and Development from 2010 until April 2014. He co-founded Caerus Discovery in 2010 and was employed by Caerus Discovery until 2012 as a Vice President of Research and Development. From 2008 until 2010 he worked at ATCC where he managed the Cell Biology Department. From 2006 until 2008 he was an instructor and faculty member at the University of Colorado School of Medicine and from 2004 through 2005 he worked as the Director of Laboratory and Products at Affinity BioRegents. From 2001 until 2004 he was a Postdoctoral Fellow at the University of Colorado School of Medicine and from 2000 until 2001 worked as a research scientist for Maltagen Forschung. Mr. Mogelsvang received a Ph.D. in Cell Biology from the University of Cambridge (England) in 2000 and an M.S. in Plant Molecular Biology from the University of Copenhagen (Denmark) in 1996. Mr. Mogelsvang has filed numerous patent applications and has had several of his works published.

Arnold Tinter, age 69, was appointed as our Chief Financial Officer, Secretary and Treasurer on October 15, 2013. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He provides Chief Financial Officer (“CFO”) services to a number of public companies, including Barfresh Food Group Inc., (“Barfresh”) and LifeApps Digital Media Inc. (“LifeApps”). Mr. Tinter is also a Director of Barfresh and LifeApps. During the period from 2010 to 2012 Mr. Tinter provided CFO services to Agrisolar Solutions Inc., T.O Entertainment Inc., and Arvana Inc. From 2006 to 2010 he has provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. Prior to 2006 Mr. Tinter served in various capacities in both private and public companies including Chief Executive and Chief Financial Officer positions. Mr. Tinter served in the United States Army as an infantry officer and is a Vietnam veteran. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Guy Yachin, age 46, was appointed as a Director on March 10, 2014. He has more than 17 years of executive management experience with biotech and biomedical companies. From 2013 to the present he has served as the Chief Executive Officer of Serpin Pharma, Inc., a privately held development stage biotech company. From 2011 until 2013 he served as the Chief Executive Officer for Nas Vax Ltd., a company which develops immunotherapeutic products and vaccines. From 2007 until 2011 he served as Chief Executive Officer for MGVS, a company engaged in the development of products that address blood vessel disorders. He co-founded Chiasma Inc., a company which focuses on drug delivery of protein drugs, in 2001 and served as its Chief Executive Officer until 2007. From 1997 until 2001 he served as the Chief Executive Officer of Naiot Technological Center, the largest technological center in Israel focusing on biomedical technologies. From 1995 until 1997 he served as Executive Vice President for Ofer Technologies and from 1990 until 1995 served in the Israeli Navy. Mr. Yachin has served as a board member and chairperson for several biomedical companies since 1997 including (i) Orgenesis, a development stage company which uses therapeutic technologies for the treatment of diabetes; (ii) Remon Medical Technologies, a company which manufactures miniature implants for the non-invasive assessment and treatment of a variety of medical conditions; and (iii) Enzymotec, a company which develops and markets bio-functional products for the pharmaceutical, cosmetics and nutraceutical industries; and (iv) NanoPaso, a developer of painless micro-needle devices for transdermal drug delivery and diagnostics. Mr. Yachin received an MBA from The Technion - Israel Institute of Technology in 1990 and received an Industrial Engineering and Management Degree from The Technion - Israel Institute of Technology in 1994.

Cohava Gelber, age 57, was appointed as a Director on March 10, 2014. She has more than 23 years of experience in executive and scientific research capacities. Since 2011 she has served as the President and Chief Executive Officer of Caerus Discovery, LLC and as the Executive Chairperson for the Board of Serpin Pharma, Inc., both of which are development stage biotech companies. From 2005 until November 2010 she served as the Chief Scientific and Technology Officer at ATCC, and from 2003 until 2005 as the Vice President, Research and Development for Mannkind BioPharmaceutical Corporation, a public biotech company. From 2001 until 2003 Dr. Gelber served as the Senior Vice President, Immunology and Cell Biology for Pharmaceutical Discovery Corporation (merged with Mannkind BioPharmaceutical Corporation) and from 2000 until 2001 served as President and Chief Operating Officer for Molecular Discoveries LLC (“Molecular”). From 1999 until 2000 she served as the Chief Scientific Officer and Chief Operating Officer for Molecular. From 1996 until 1999 Dr. Gelber served as Vice President, Research and Development for Immuno Therapy, Inc. (predecessor of Molecular Discoveries) and as an Assistant Research Professor and Director of Cellular Immunology at Duke University Medical Center from 1995 until 1996. From 1991 until 1995 she worked in Senior Scientist and Project Leader capacities for various entities. Dr. Gelber received a B.Sc. Degree and an M. Sc. Degree majoring in microbiology from Hebrew University of Jerusalem in 1980 and 1984, respectively, a PhD in Microbiology from the Weitzman Institute of Science in 1988, Post Doctoral Degrees in Immunology in 1990 and 1991 from Berkeley University and Stanford University, respectively, and an MBA Degree from Cornell University in 2002. Dr. Gelber has published several works, filed numerous patent applications and has received Fellowships from Stanford Medical School and the Cancer Research Coordination Committee.

Vered Caplan, age 45, was appointed as a Director on March 10, 2014. She has been the Chief Executive Officer of Kamedis, a company focused on utilizing plant extracts for dermatology purposes since 2008. From 2004 to 2007, Ms. Caplan was Chief Executive Officer of GammaCan, a company focused on the use of immunoglobulins for the treatment of cancer. During the past five years, Ms. Caplan has been a director of the following companies: Opticul Ltd., a company involved with optic based bacteria classification; Inmotion Ltd., a company involved with self-propelled disposable colonoscopies; Nehora Photonics Ltd., a company involved with non-invasive blood monitoring; Ocure Ltd., a company involved with wound management; Eve Medical Ltd., a company involved with hormone therapy for Menopause and PMS; and Biotech Investment Corp., a company involved with prostate cancer diagnostics. Ms. Caplan has a M.Sc. in bio-medical engineering from Tel-Aviv University specialized in signal processing; management for engineers from Tel-Aviv University specialized in business development; and a B.Sc. in mechanical engineering from the Technion Institute of Technology specialized in software and cad systems.

Other Key Personnel

We have no significant employees other than the officers and directors described above.

Family Relationships

There are no family relationships among our directors or executive officers.

Directorships

Our Chief Financial Officer, Arnold Tinter, provides Chief Financial Officer (“CFO”) services to a number of public companies, including Barfresh Food Group Inc., (“Barfresh”) and LifeApps Digital Media Inc. (“LifeApps”). Mr. Tinter is also a Director of Barfresh and LifeApps. During the period from 2010 to 2012 Mr. Tinter provided CFO services to Agrisolar Solutions Inc., T.O Entertainment Inc., and Arvana Inc.  Except as described above, none of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

None

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended September 30, 2014.

Code of Ethics

In December 2013, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which 10-K report was filed on December 27, 2013. A will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President ℅ Peak Pharmaceuticals, Inc., 412635 E. Montview Blvd. Suite 137 Aurora, CO 80045.

Board Committees

Our Board has 4 members, Soren Mogelsvang, Cohava Gelber, Guy Yachin and Vered Caplan. Our Board collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

We are a small, development stage company which has yet to achieve operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board may designate from among its members an executive committee, audit committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only four directors. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time. Given our size, we do not have a nominating committee or compensation committee, or committees performing similar functions, or a diversity policy. Our Board monitors and assesses the need for and qualifications of additional directors. We may adopt a diversity policy in the future in connection with our anticipated growth. Our entire board presently serves the functions of an audit committee, nominating committee and compensation committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Board Compensation

On September 1, 2014, our Board authorized the following compensation to be paid to our directors:

•

Annual fee of $12,000 per year payable in equal quarterly installments of $3,000 in arrears on each of September 1, December 1, March 1 and June 1, with the initial payment for the quarter September 1, 2014 through November 30, 2014, being due on December 1, 2014.

•

Expense reimbursement for in person attendance at board meetings, as applicable.

In connection with our March 2014 entry into our present line of business and related management changes, we discontinued the board compensation arrangement which had been approved by prior management. In addition, all options issued to prior management in December, 2013, were returned to us for cancellation. In connection with the March 2014 appointments to our board of directors, the new directors and/or their assigns received shares of our common stock or stock options. Iris Yachin, the wife and an assignee of Guy Yachin, received 14,940,000 shares of our common stock. Aaron Gelber, the husband and an assignee of Cohava Gelber, received 14,940,000 shares of our common stock. Vered Caplan received 2,916,000 non-qualified, ten year, stock options, under our 2013 Equity Incentive Plan, vesting upon issuance, with an exercise price of $0.00667 per share. Soren Mogelsvang, an officer and a director, received 3,204,000 shares of our common stock.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” Our Board has determined that none of our directors is “independent” within the definition of independence provided in the Marketplace Rules of The NASDAQ Stock Market.

Equity Incentive Plans

2013 Equity Incentive Plan.

On October 15, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the “2013 Plan”). A total of 7,500,000 shares of our common stock were reserved for issuance in connection with awards granted under the 2013 Plan. A maximum of 2,500,000 shares could be granted during the first twelve months of the 2013 Plan. If an award granted under the 2013 Plan expired, terminated, was unexercised or was forfeited, or if any shares were surrendered to us in connection with an award, the shares subject to such award and the surrendered shares would become available for further awards under the 2013 Plan. The number of shares of common stock subject to the 2013 Plan and the number of shares and terms of any incentive award were subject to adjustment in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The compensation committee of the Board, or the Board in the absence of such a committee, administered the 2013 Plan and the grants made thereunder. Subject to the terms of the 2013 Plan, the Board had complete authority and discretion to determine the terms of awards under the 2013 Plan. Any officer or other employee of ours or our affiliates, or an individual that we or our affiliates had engaged to become an officer or employee, or a consultant or advisor who provided services to us or our affiliates, including a non-employee director of the Board, was eligible to receive awards under the 2013 Plan.

The 2013 Plan authorized the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and stock appreciation rights (“SARs”) as described below:

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

•

The Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•

Stock awards are permissible. The Board will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•

SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

The 2013 Plan did not receive stockholder approval. Any awards of incentive stock options prior to such stockholder approval were conditioned on such approval and if such approval was not obtained by October 15, 2014, which was 12 months after the date of Board approval, such options were to be treated as non-incentive options.

Our Board of Directors or if then in place, the compensation committee of our Board of Directors, could amend, suspend or terminate the 2013 Plan without stockholder approval or ratification at any time or from time to time. No change could be made by our Board of Directors that increased the total number of shares of our common stock reserved for issuance under the 2013 Plan or reduced the minimum exercise price for options or exchange of options for other incentive awards. Unless sooner terminated, the 2013 Plan was to terminate ten years after the date on which it was adopted.

On May 22, 2014, our Board of Directors terminated our 2013 Equity Incentive Plan (the “2013 Plan”) and approved our 2014 Equity Incentive Plan (the “2014 Plan”). The termination of the 2013 Plan had no effect on the outstanding options previously issued under the 2013 Plan. At the time of termination of the 2013 Plan and presently, there were and are 3,291,000 outstanding nonstatutory options which were issued under the 2013 Plan, all of which have a ten year term and an exercise price of $0.00667 per share.

2014 Equity Incentive Plan

A total of 11,000,000 shares of our common stock are reserved for issuance in connection with awards which may be granted under the 2014 Plan. If an award granted under the 2014 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an award, the shares subject to such award and the surrendered shares will become available for further awards under the 2014 Plan. Shares issued under the 2014 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2014 Plan. In addition, the number of shares of common stock subject to the 2014 Plan and the number of shares and terms of any award are subject to adjustment in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2014 Plan and grants made thereunder. Subject to the terms of the 2014 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2014 Plan. Any officer or other employee of ours or our affiliates, or an individual that we or our affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to us or our affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2014 Plan.

The 2014 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and stock appreciation rights (“SARs”) as described below:

•

Options granted under the 2014 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of our common stock on the date of grant. Such awards may include vesting requirements.

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

•

SARs entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

The 2014 Plan has yet to receive stockholder approval. Any awards of incentive stock options prior to such stockholder approval shall be conditioned on such approval and if such approval is not obtained by May 22, 2015, which is 12 months after the date of Board approval, such options shall be treated as non-incentive options.

Our Board of Directors or if then in place, the compensation committee of our Board of Directors, may amend, suspend or terminate the 2014 Plan without stockholder approval or ratification at any time or from time to time. No change may be made by our Board of Directors that increases the total number of shares of our common stock reserved for issuance under the 2014 Plan (without stockholder approval) or reduces the minimum exercise price for options or exchange of options for other incentive awards. Unless sooner terminated, the 2014 Plan terminates ten years after the date on which it was adopted.

In connection with the approval of the 2014 Plan on May 22, 2014, our Board of Directors granted 4,000,000 non-statutory stock options (the “Mogelsvang Options”) under the 2014 Plan with an exercise price of $0.20 per share to our President and Chief Executive Officer, Soren Mogelsvang, and granted 500,000 non-statutory stock options (the “Tinter Options”) under the 2014 Plan with an exercise price of $0.20 per share to our Treasurer and Chief Financial Officer, Arnold Tinter. The Mogelsvang Options vest ratably over a four year period at the rate of 250,000 options per quarter with the initial vesting date being August 22, 2014. 100,000 of the Tinter Options vest on each of November 22, 2014 and May 22, 2015 and the balance of the Tinter Options vest at the rate of 25,000 per quarter thereafter.

All descriptions of the 2014 Plan and 2013 Plan herein are qualified in their entirety by reference to the text thereof. The 2014 Plan and 2013 Plan are referenced as exhibits hereto and incorporated herein by reference.

Departure and Appointment of Directors and Officers

Our Board consists of four members, none of whom are independent. As the result of our determination not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities, on January 23, 2014 Charles Watson and Stuart Sundlun resigned as directors.

On March 10, 2014, in furtherance of our determination to enter into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids for the treatment of various conditions and diseases, Soren Mogelsvang, Cohava Gelber, Guy Yachin and Vered Caplan were appointed as directors of ours. Each director is to serve until the next annual meeting of stockholders or until his or her successor is duly elected and qualified. On March 11, 2014 the board accepted the resignation of Nadine C. Smith as a director and the Chairman of the Company and as the Company’s Chief Executive Officer and President and thereafter appointed Soren Mogelsvang to the vacated Chief Executive Officer position. Ms. Smith’s resignation was not a result of any disagreements between us and Ms. Smith on any matters relating to the Company’s operations, policies or practices. Effective May 1, 2014 Mr. Mogelsvang was appointed to the vacated President position. See “Management – Directors and Executive Officers” for information about our directors and executive officers.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2014, and 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2014; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended September 30, 2014 that received annual compensation during the fiscal year ended September 30, 2014 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended September 30, 2014 that received annual compensation during the fiscal year ended September 30, 2014 in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Change in Pension Value and Non- qualified Deferred Compen -sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Soren Mogelsvang CEO(1)(2)(3)	2014	50,127	-	21,360	3,925,021	-	-	-	3,996,508

	2013	-	-	-	-	-	-	-	-

Arnold Tinter
CFO(4)(5)	2014	70,000	-	-	490,628				560,628
	2013	-	-	-	-	-	-	-	-

1.

Mr. Mogelsvang was appointed as our Chief Executive Officer on March 11, 2014, a Director on March 10, 2014 and was appointed as our President on May 1, 2014.  He received no compensation prior to his appointment.

2.	Reference is made to footnote 6 of the financial statements included elsewhere in this annual report.
3..	Reference is made to footnote 7 of the financial statements included elsewhere in this annual report. Of the amount above, $1,063,526 was included in as expense.
4.	Mr. Tinter was appointed as our CFO on October 15, 2013.
5.	Reference is made to footnote 7 of the financial statements included elsewhere in this annual report. Of the amount above, $146,417 was included in as expense.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended September 30, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Soren Mogelsvang	1,083,793(1)	2,916,.207(1)		0.20	5/22/24	-	-	-	-

Arnold Tinter(2)	-	400,000(2)		0.20	5/22/24	-	-	-	-

1.	Mr. Mogelsvang options vest ratably over a four year period at the rate of 250,000 options per quarter with the initial vesting date being August 22, 2014.
2.	Mr. Tinter’s options vest, 100,000 on each of November 22, 2014 and May 22, 2015 and the balance of the Tinter Options vest at the rate of 25,000 per quarter thereafter.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the fiscal year ended September 30, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Yachin(1)	1,000	99,600					100,600
Cohava Gelber(1)	1,000	99,600					100,600
Vered Caplan(1)(2)	1,000		13,817				14,817

1.	Reference is made to footnote 6 of the financial statements included elsewhere in this annual report.
2.	Reference is made to footnote 7 of the financial statements included elsewhere in this annual report.

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

Employment Agreements

In connection with his March 2014 engagement as our Chief Executive Officer and as a director, we issued 3,204,000 shares of our common stock to Soren Mogelsvang. Since April 1, 2014 we have been paying Mr. Mogelsvang a base annual salary of $110,000 payable on a bi-monthly (twice a month) basis. On May 22, 2014 we granted 4,000,000 ten-year non-statutory stock options to Mr. Mogelsvang under our 2014 Equity Incentive Plan with an exercise price of $0.20 per share. The options vest ratably over a four year period with the initial vesting date being August 22, 2014. We have not entered into a formal, written employment agreement with Mr. Mogelsvang but expect to do so in the near future.

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

*

Oversight and maintenance of our financial books and records, including the general ledger;

*

Preparation of annual cash projections (with the support of management) for review by our Board of Directors;

*

Preparation of monthly internal financial statements for review and distribution to our management and Board of Directors;

*

Preparation of quarterly financial statements and supporting documentation for review by our auditor, together with coordination of the quarterly review of our financial statements by the auditor;

*

Preparation of annual financial statements and supporting documentation in connection with the annual audit, together with coordination of the annual audit with our auditors;

*

Assistance in review and preparation of forms 10-Q and 10-K, and any other required filings with the Securities and Exchange Commission;

*

Assistance in review and preparation of private placement or other financing documentation, as needed; and

*

Accounting software selection and integration, as needed, to provide management with internal operating and financial data on a timely basis.

In connection with the Consulting Agreement, we were paying Mr. Tinter at the annual rate of $60,000 payable in equal monthly installments. We also granted him 262,500 non-statutory stock options exercisable, upon vesting, at a price of $0.00667 per share.

The Consulting Agreement contains non-compete and non-disclosure covenants of Mr. Tinter and a mutual indemnification provision. It also contains a separate Confidentiality Agreement which contains confidentiality covenants of Mr. Tinter.

As a result of our diminished business activity following our departure from the water treatment and recycling business, effective February 12, 2014 we amended our October 15, 2013 Consulting Agreement with Arnold Tinter. The Tinter Consulting Agreement was amended to (i) provide for Mr. Tinter to receive a payment of $10,000 for the period from February 1, 2014 through the date of filing our December 31, 2013 Quarterly Report (February 18, 2014) and to thereafter be paid at the rate of $1,500 per month; and (ii) to cancel the 262,500 options previously granted to him under the Consulting Agreement. In connection with our March 2014 entry into our present line of business and the related management changes, we further revised Mr. Tinter’s compensation arrangement to restore his $60,000 base annual salary, payable $5,000 per month, effective March 1, 2014. Mr. Tinter received $10,000 for the month of February 2014.

On May 22, 2014 we granted 500,000 ten-year non-statutory stock options to Mr. Tinter under our 2014 Equity Incentive Plan with an exercise price of $0.20 per share. 100,000 of the options vest on each of November 22, 2014 and May 22, 2015 and the balance of the options vest at the rate of 25,000 per quarter thereafter.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of September 30, 2014, are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2014, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Peak Pharmaceuticals, Inc., 4450 Arapahoe Avenue, Suite 100, Boulder, CO 80303.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)

Soren Mogelsvang	4,454,000	(3)	5.61%
Arnold Tinter	200,000	(4)	*
Cohava Gelber	14,940,000	(5)	19.06%
Guy Yachin	14,940,000	(6)	19.06%
Vered Caplan	2,916,000	(7)	3.59%
All directors and officers as a group (5 persons)	37,100,000	(3)(4)(5)(6)(7)	45.34%
Aaron Gelber	14,940,000	(8)	19.06%
Iris Yachin	14,940,000	(9)	19.06%
Talal Yassin	4,871,319	(10)	6.22%

* Less than 1%

(1) Percentages are based upon 78,363,567 shares of our common stock issued and outstanding as of December 31, 2014.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants or notes currently exercisable or convertible or exercisable within 60 days of September 30, 2014 are deemed outstanding for the purpose of computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 1,000,000 shares of our common stock issuable upon exercise of stock options which are currently exercisable or exercisable within 60 days of September 30, 2014.

(4) Includes 100,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of December 31, 2014.

(5) Represents shares registered in the name of Dr. Gelber’s husband, Aaron Gelber, in which Dr. Gelber shares beneficial ownership.

(6) Represents shares registered in the name of Mr. Yachin’s wife, Iris Yachin, in which Mr. Yachin shares beneficial ownership.

(7) Includes 2,916,000 shares of our common stock issuable upon exercise of stock options which are exercisable within 60 days of December 31, 2014

(8) Represents shares registered in the name of Mr. Gelber in which Mr. Gelber’s wife, Cohava Gelber, shares beneficial ownership.

(9) Represents shares registered in the name of Mrs. Yachin in which Mrs. Yachin’s husband, Guy Yachin, shares beneficial ownership.

(10) 3040 Rosebery Ave., West Vancouver, BC. Canada, V7V 349

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

On October 10, 2013, we entered into a three year Employment Agreement with Nadine C. Smith, pursuant to which she served as our President, Chief Executive Officer and Chairman. Her initial base annual salary thereunder was $120,000.  She was entitled to receive annual bonuses in amounts up to 100% of her base annual salary based upon achievement of budget and operational milestones as approved by our Board of Directors. In connection with her appointment, Ms. Smith purchased 30,000,000 shares of our common stock at a price of $0.00667 per share or an aggregate of $200,000. Ms. Smith was also entitled to receive stock options under our 2013 Equity Incentive Plan at such times and in such amounts as determined by our Board of Directors.

On October 15, 2013, we entered into a Consulting Agreement with Arnold Tinter, pursuant to which he served as our Chief Financial Officer, Treasurer and Secretary on an independent contractor basis. Either party may terminate the Consulting Agreement upon 30 days advance notice. The Consulting Agreement has a term of 12 months which will be automatically renewed for an additional 12 month period unless terminated prior to the end of the initial term by either party. In connection with the Consulting Agreement, we were paying Mr. Tinter at the annual rate of $60,000 payable in equal monthly installments. We also granted him 262,500 non-statutory stock options exercisable, upon vesting, at a price of $0.00667 per share.

In connection with the October 15, 2013 engagement of Stuart A. Sundlun as a Director, we sold 750,000 shares of our common stock to Mr. Sundlun at a price of $0.00667 per share for gross proceeds of $5,000.

In connection with the October 15, 2013 engagement of Charles Watson as a Director, we issued and sold 3,000,000 shares of our common stock to Mr. Watson at a price of $0.00667 per share for gross proceeds of $20,000.

Effective November 15, 2013 we converted $34,510 in debt owed to an assignee of a former officer and director into 1,479,000 shares of our common stock at a conversion rate of $0.02333 per share.

On December 20, 2013 we issued 375,000 non-statutory stock options under our 2013 Equity Incentive Plan to each of Charles Watson, Stuart Sundlun, and Nadine Smith with a term of ten years, an exercise price of $0.13333 per share and a one year vesting period, the exercise of which was subject to the continuance of the director relationship.

As the result of the change in our business direction, on January 23, 2014 Charles Watson and Stuart Sundlun resigned as directors. In connection with the resignation of Charles Watson we repurchased the 3,000,000 shares of our common stock sold to him in connection with his appointment as a director (the “Watson Shares”) at his aggregate cost of $20,000 and also paid him an aggregate of $7,500 representing payments of annual directors’ fees, board meeting attendance fees and board meeting travel fees. In connection with the resignation of Stuart Sundlun we repurchased the 750,000 shares of our common stock sold to him in connection with the appointment as a director (the “Sundlun Shares”) at his aggregate cost of $5,000 and also paid him an aggregate of $5,000 representing payments of annual directors’ fees and board meeting attendance fees. The Watson Shares and Sundlun Shares were cancelled and returned to the status of authorized but unissued shares. In connection with the resignations of Messrs. Watson and Sundlun, we also cancelled the 375,000 stock options which had been issued to each of them on December 20, 2013.

As a result of our diminished business activity following our departure from the water treatment and recycling business, effective February 12, 2014 we amended our October 15, 2013 Consulting Agreement with Arnold Tinter. The Tinter Consulting Agreement was amended to (i) provide for Mr. Tinter to receive a payment of $10,000 for the period from February 1, 2014 through the date of filing our December 31, 2013 Quarterly Report (February 18, 2014) and to thereafter be paid at the rate of $1,500 per month; and (ii) to cancel the 262,500 options previously granted to him under the Consulting Agreement. In connection with our March 2014 entry into our present line of business and the related management changes, we further revised Mr. Tinter’s compensation arrangement to restore his $60,000 base annual salary, payable $5,000 per month, effective March 1, 2014. Mr. Tinter received $10,000 for the month of February 2014.

As a result of our diminished business activity following our departure from the water treatment and recycling business, effective February 1, 2014 we amended our October 10, 2013 Employment Agreement with Nadine Smith to (i) suspend our obligation to pay base annual salary of Ms. Smith for the period February 1, 2014 through March 31, 2014; and (ii) to cancel the 375,000 options previously granted to her in connection with her employment by us. On March 11, 2014 we repurchased 29,500,000 shares of our common stock from Ms. Smith for $100,000 or approximately $0.003333 per share. The repurchased shares were cancelled and returned to the status of authorized but unissued.

In connection with our entry into our current line of business, in March 2014 we issued an aggregate of 33,084,000 shares of our common stock and 2,916,000 stock options to our four new officers and directors or their assigns.

In connection with the approval of our 2014 Equity Incentive Plan on May 22, 2014, our Board of Directors granted 4,000,000 non-statutory stock options under the 2014 Plan with an exercise price of $0.20 per share to our President and Chief Executive Officer, Soren Mogelsvang, and granted 500,000 non-statutory stock options under the 2014 Plan with an exercise price of $0.20 per share to our Treasurer and Chief Financial Officer, Arnold Tinter.

On June 26, 2014 we entered into a Services Agreement with Caerus Discovery, LLC. (See “Description of Business – Research Services Agreement”). Cohava Gelber, one of our directors, is the Chief Executive Officer, President and Principal Equity Holder of Caerus. Soren Mogelsvang, our President, Chief Executive Officer and a director previously served as Caerus’ Vice President of Research and Development.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2014 and 2013 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2014	Fiscal year ended September 30, 2013

Audit fees (1)	$18,100	$8,400
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$18,100	$8,400

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

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

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

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
10.7

Share Cancellation Agreement dated October 10, 2013 between Registrant and Ufuk Turk(incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.8

Share Cancellation Agreement dated October 10, 2013 between Registrant and Fadi Zeidan (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 17, 2013)

10.9

Services Agreement dated as of May 15, 2014 between Registrant and Axiom Group (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2014 filed with the Securities and Exchange Commission on May 22, 2014)

10.10

Registrant’s 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2014 filed with the Securities and Exchange Commission on May 28, 2014)

10.11

License Agreement dated as of July 29, 2014 between Peak BioPharma Corp. and Canna-Pet, LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 29, 2014 filed with the Securities and Exchange Commission on August 4, 2014)

10.12	Farm Lease and Service Agreement effective as of May 1, 2014 by and between Rocky Mountain Hemp, Inc., Ryan Loflin and Peak BioPharma Corp.
10.13	Services Agreement made as of June 26, 2014 by and between Caerus Discovery, LLC and Registrant
10.14	Industrial Hemp Registration License from the Colorado Department of Agriculture issued on May 6, 2014
21.1	Subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 8-K filed with the SEC on August 13, 2014)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document *
101	INS XBRL Instance Document *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101	LAB XBRL Taxonomy Extension Label Linkbase Document *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Peak Pharmaceuticals, Inc.

Dated: January __, 2015	By:	/s/ Soren Mogelsvang
	Name:	Soren Mogelsvang
	Title:	Chief Executive Officer

Dated: January ______, 2015	By:	/s/ Arnold Tinter
	Name:	Arnold Tinter
	Title:	Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January __, 2015	By:	/s/ Soren Mogelsvang
		Name:	Soren Mogelsvang
		Title:	Chief Executive Officer

Date:	January __, 2015	By:	/s/ Arnold Tinter
		Name:	Arnold Tinter
		Title:	Chief Financial and Accounting Officer

Date:	January __, 2015	By:	/s/ Cohava Gelber
		Name:	Cohava Gelber
		Title:	Director

Date:	January __, 2015	By:	/s/ Guy Yachin
		Name:	Guy Yachin
		Title:	Director

Date:	January __, 2015	By:	/s/ Vered Caplan
		Name:	Vered Caplan
		Title:	Director

Audited Consolidated Financial Statements

Years Ended September 30, 2014 and 2013

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Peak Pharmaceuticals, Inc. (fka. Cannabis Therapy Corp.)

Boulder, Colorado

We have audited the accompanying consolidated balance sheets of Peak Pharmaceuticals, Inc. and its subsidiary (fka. Cannabis Therapy Corp.), (collectively, the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Peak Pharmaceuticals, Inc. and its subsidiary (fka. Cannabis Therapy Corp.) as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

January 9, 2015

Peak Pharmaceuticals, Inc.
(Formerly Known As Cannabis Therapy Corp.)
Consolidated Balance Sheets
September 30, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash	$451,431	$4,906
Prepaid expenses	6,838	-
Total current assets	458,269	4,906
Intangible asset, net of amortization	30,139	-
Deposit	2,500	-
Total Assets	$490,908	$4,906

Liabilities and stockholders' deficit
Liabilities
Accounts payable and accrued liabilities	$43,534	$9,636
Accounts payable – related parties	10,893	-
Due to related party	-	34,510
Total current liabilities	54,427	44,146
Total Liabilities	54,427	44,146

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,163,562 and 330,750,000 shares issued and outstanding, as of September 30, 2014 and 2013, respectively	7,816	33,075
Additional paid in capital	4,287,720	27,925
Accumulated deficit	(3,859,055)	(100,240)
Total Stockholders’ Equity (Deficit)	436,481	(39,240)
Total Liabilities and Stockholders’ Equity (Deficit)	$490,908	$4,906

See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals, Inc.
(Formerly Known As Cannabis Therapy Corp.)
Consolidated Statements of Operations
For the Years Ended Sept3ember 30, 2014 and 2013

	2014	2013

Expenses:
Cost associated with exploring business opportunity	$412,114	$-
General and administrative	2,674,723	12,341

Loss from operations	(3,086,837)	(12,341)

Other income and (expense)
Gain on extinguishment of debt	24,650	-
Interest expense	(696,628)	-
Total other income and (expense)	(671,978)	-

Net loss	$(3,758,815)	$(12,341)

Basic and diluted (loss) per common share	$(0.05)	$(0.00)
Weighted average number of common shares outstanding	75,229,245	330,750,000

See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals, Inc.
(Formerly Known As Cannabis Therapy Corp.)
Consolidated Statements of Equity
For the Years Ended September 30, 2014 and 2013

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, October 1, 2012	330,750,000	$33,075	$27,925	$(87,898)	$(26,898)
Net (loss) for the year ended September 30, 2013				(12,342)	(12,342)
Balance September 30, 2013	330,750,000	33,075	27,925	(100,240)	(39,240)

Shares issued for cash	37,825,000	3,782	1,036,218	-	1,040,000
Shares cancelled	(300,000,000)	(30,000)	30,000	-	0
Shares repurchased	(33,250,000)	(3,325)	(121,675)	-	(125,000)
Shares issued for services to employees and directors	37,583,998	3,758	246,801	-	250,559
Shares issued for services to non-employees	526,666	53	537,147	-	537,200
Shares issued for debt conversion	4,727,898	473	659,167	-	659,640
Equity based compensation	-	-	1,222,357	-	1,222,357
Effects of beneficial conversion feature	-	-	649,780	-	649,780
Net (loss) for the year ended September 30, 2014	-	-	-	(3,758,815)	(3,758,815)
Balance September 30, 2014	78,163,562	7,816	4,287,720	(3,859,055)	436,481

See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

Peak Pharmaceuticals, Inc.
(Formerly Known As Cannabis Therapy Corp.)
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$(3,758,815)	$(12,341)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of Website	4,861	-
Effect of beneficial conversion feature	649,780	-
Shares issued for services employee and non-employee	787,759	-
Equity based compensation	1,222,357	-
Gain on conversion of debt	(24,650)	-
Debt issued for services	102,932	-
Change in operating assets and liabilities
Prepaid expenses	(6,838)	3,268
Deposits	(2,500)	-
Accounts payable and accrued liabilities	80,746	(6,494)
Accounts payable- related parties	10,893	-
Net cash used in operating activities	(933,475)	(15,567)

Cash flows from investing activities
Website development cost	(35,000)	-
Net cash provided by investing activities	(35,000)	-

Cash flows from financing activities
Sale of stock	1,040,000	-
Shares redeemed for cash	(125,000)	-
Proceeds from note payable	500,000	-
Advances from related party	-	15,510
Net cash provided by financing activities	1,415,000	15,510

Net change in cash	446,525	(57)
Cash, beginning of period	4,906	4,963
Cash, end of period	$451,431	$4,906

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common shares for settlement of debt	$9,860	$-
Conversion of debt into common shares	649,780
Cancellation of shares	$30,000	$-

See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

Note 1 – Summary of Significant Accounting Policies

Peak Pharmaceuticals, Inc., (“our,” “we,” “us,” and the “Company”) was incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., which was previously engaged in the development, sales and marketing of online video stores. We decided to change our business objective and in connection therewith we first changed our name to Frac Water Systems, Inc.

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

As more fully described in Note 6, on March 11, 2014 our board of directors authorized a 1.5 for 1 forward split of our common stock in the form of a stock dividend.  Accordingly, all references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the Stock Split on a retroactive basis.  The split did not affect the authorized capital.  This restatement gives the appearance that we issued more shares than were authorized on September 30, 2013. When in fact we were below our authorized capital at that time.

On March 14, 2014, we changed our name to Cannabis Technology Corp. The name change was made in connection with our entry into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases.  On December 23, 2014, we changed our name again to Peak Pharmaceuticals, Inc.  This name change was made to make our name more consistent with our business operations and plans relating to development, manufacturing and marketing of hemp-based nutraceutical and supplement products for the human and animal health markets.

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $3,859,055 as of September 30, 2014. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak Biopharma Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the year ended September 30, 2014, the Company has elected to early adopt Financial Accounting Standards Board ("F ASB") Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the years reported. Actual results may differ from these estimates.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Cash and cash equivalents

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables, and accrual. The carrying values of these instruments approximate fair value because of the short term maturities of these instruments.

Intangible asset

Intangible asset is our website and is being amortized over the expected useful lives which we estimate to be three.  Amortization expense charges to income for the year ended September 30, 2014 was $4,861.  There was no amortization expense for the year ended September 30, 2013.

Long-lived assets

On a periodic basis, management assesses whether there are any indicators that the value of our long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

Our only longed lived asset is our website.  If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value.  Our estimates of aggregate future cash flows expected to be generated by our long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. As of September 30, 2014, there was no asset impairment.

Expenses associated with exploring business opportunities

We were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of PWS Notes and other payments under the JV Agreement, consulting fees, attending conferences, web development, and travel. These costs include a non-cash charge of $102,932 which is the assumption of debt related to the JV Agreement (See Note 4) and $2,413 which is the fair value of options granted to PWS (See Note 7).

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

incurred $30,000 in research and development expenses for the year ended September 30, 2014.  There were no research and development expenses in 2013.

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

For the years ended September 30, 2014 and 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions. As of September 30, 2014 and 2013, we did not have any significant unrecognized uncertain tax positions.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. We have not issued any potentially dilutive common shares. At September 30, 2014 and 2013 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.  ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Note 2 - Intangibles

Intangibles consist of Website, $35,000, less accumulated amortization of $4,861.  The website is being amortized over three years.

Estimated future amortization expense related to intangible property as of September 30, 2014 is as follows:

Years ending September 30,	Total Amortization
2015	$11,667
2016	11,667
2017	6,805
$30,139

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

Note 3 –Related Party Transactions

Accounts payable – related party

Accounts payable – related parties are the amounts payable to an officer and a director of the Company for reimbursement of expenses they incurred on behalf of the Company.

Due to Related Party

Parties, which can be corporations or individuals, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

We issued 1,479,000 shares of common stock to a former officer of the Company, to settle $34,510 of debt. The fair value of the shares issued is $9,860 or $0.0067 per share. We recognized a gain on the settlement of debt of $24,650 for the difference of the fair value of the shares and the amount payable to the former officer. As of September 30, 2014, we are no longer indebted to the former officer.

Agreements

On June 26, 2014, we entered into a Services Agreement (the “Services Agreement”) with Caerus Discovery, LLC, (“Caerus”) a biotech company, whereby Caerus will be providing us with research services for the purpose of executing specific, specialized cell-based assays and animal studies intended to support product development and design of our proposed anti-inflammatory and autoimmune disease prevention and alleviation products. In connection therewith, we may be supplying Caerus with confidential materials and information including, but not limited to, intellectual property, know-how, data, test results, written materials and similar information (collectively, the “Materials and Information”). The research services will be conducted within Caerus’s laboratories by Caerus’s trained personnel. All patents, patent applications, trademarks, trade names, inventions, copyrights, know-how, and trade secrets (collectively, the “IP Rights”) related to the Materials and Information and arising thereunder will be owned by us. Similarly, if Caerus develops or discovers any development, invention, improvement, modification, product, use, method, technique, conception, know-how, technical data, specification, information, or result relating to any Materials and Information, including new substances (collectively, the “Developments”), Caerus will execute any assignments necessary to transfer title thereto to us. We will have sole responsibility, at our expense, for the preparation, filing, prosecution and maintenance of patent applications and rights related to Developments and results of the services provided to us by Caerus. Pursuant to the Services Agreement we have granted to Caerus a non-exclusive, royalty free license, without the right to grant sublicenses, in any IP Rights and Developments for the limited purpose of conducting the services under the Services Agreement. Our Materials and Information is being protected under the confidentiality provisions of the Services Agreement. Caerus will invoice us for rendered services on a project by project basis with payment due within 30 days thereof. The scope and approximate cost of each project will be defined and agreed upon prior to the start of each project. The Services Agreement will terminate upon the earlier of (i) completion of all requested services; (ii) 30 days after we supply Caerus with written notices of termination; or (iii) June 30, 2015.  To date, we have not used any services from Caerus, nor paid any fees to Caerus.

One of our directors, is the Chief Executive Officer, President, and Principal Equity Holder of Caerus. Our President, Chief Executive Officer and a director previously served as Caerus’ Vice President of Research and Development.

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

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

As a result we became liable for $602,932 in short term notes, which include the original principal of $500,000 and accrued interest of $102,932.  On June 30, 2014 the Holders agreed to convert the Notes into common stock of the Company at a conversion price of $0.20 per share for the outstanding principal of $602,932 and accrued interest of $46,848.  We issued 3,248,898 share of our common stock to the Holders.  In accordance with guidance in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 470, Debt, we recognized a beneficial conversion feature to the debt and wrote-off the discount at the date of conversion.  The discount of $649,780 was recorded as interest expense.

Note 5 – Commitments and Contingencies

Canna-Pet License Agreement

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability corporation, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provides us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

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

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

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

The License Agreement may be terminated

•

By mutual consent of us and Licensor;

•

By us, upon 90 days prior written notice to lender;

•

By Licensor, upon written notice to us if any of the following events occur:

(vi)

our failure to pay Licensor royalty payments within fifteen (15) days after we receive written notice that payment is overdue, provided that there is no good faith dispute over the fees or charges; or

(vii)

our failure to pay the minimum annual royalty payment for any year within fifteen (15) days after we receive written notice that payment is overdue, provided that there is no good faith dispute over the total amount due; or

(viii)

any breach by us of any material term or obligation of the License Agreement if not remedied within thirty (30) days after we receive written notice of such breach, provided that this time will be extended to the extent we have made a good faith effort to resolve any such breach; or

(ix)

we are acquired by another entity and our successor is unwilling to assume our obligations under the License Agreement, or refuses to enter into an Assumption of Obligations Agreement; or

(x)

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

Non-cancelable Operating Lease

We lease office space under non-cancelable operating lease, which expires August 31, 2015.  There are no automatic extension periods in the lease.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2014 are as follows:

Years ending September 30,
2015	$13,750

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

Rent expense was $4,667 for the year ended September 30, 2014.  There was no rent expense incurred for the year ended September 30, 2013.

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

On November 15, 2013, we issued 1,479,000 shares of our common stock in settlement for $34,510 due to a former related party. (Note 3)

On March 11, 2014, we issued 37,583,998 shares to 3 individuals and their assignees for services rendered. The shares were valued at $0.0067 per share, the amount paid by the Company to repurchase shares on the same date. The total amount, $250,559 was recognized as equity based compensation.

During the period from April through September 30, 2014, we sold a total of 4,075,000 shares of our common stock at a price of $0.20 per share for total proceeds of $815,000. There was no cost attributed to these sales.

On May 15, 2014 we entered into an agreement for investor relation services.  The agreement provided for the issuance of 466,666 shares of our common stock.  Pursuant to the agreement the stock was earned in June and July 2014.  The stock was valued at $476,000, $1.02 per share, the trading value at the date earned and was charged to expense.

On June 25, 2014 we entered into an agreement for public and investor relations services. The agreement is for a period of 90 days. The agreement requires the fee to be settled by our issuance of 60 000 restricted shares of our common stock. The shares were issued on July 14, 2014 and are valued at $61,200, $1.02 per share, the trading value, and has been charged to expense.

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

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

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

As per guidance in the ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), we are amortizing the fair value of the options on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method).

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2014:

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2013	-	$-	-	$-
Issued	8,803,500	$0.0067- 0.20	-	-
Cancelled	1,387,500	$0.0067	-	-
Outstanding September 30, 2014	7,416,000	$0.20	9.57	$-
Exercisable	3,166,000	$0.0067	9.47	$-

The aggregate intrinsic value at September 30, 2014 is $1,535,500. There was no intrinsic value at September 30, 2013.

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of September 30, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2013	-	$-	-	$-
Issued	375,000	$0.0067
Cancelled	-	$-	-
Outstanding September 30, 2014	375,000	$0.0067	9.05	$-
Exercisable	-	$-	-	$-

Total option expense for the year ended September 30, 2014 was $1,222,357.

Note 8 – Income Tax

Income tax provision (benefit) for the years ended September 30, 2014 and 2013 is summarized below:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(350,400)	(4,200)
State	(31,500)	(700)
Total deferred	(381,900)	(4,900)
Increase in valuation allowance	381,900	4,900
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2014	2013
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	5.8%

Peak Pharmaceuticals, Inc.

(Formerly Known As Cannabis Therapy Corp.)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

Effect of net operating loss	(37.3%)	(39.8%)
	-%	-%

Components of the net deferred income tax assets at September 30, 2014 and 2013 were as follows:

	2014	2013
Net operating loss carryover	$381,900	$34,100

In March 2014 there was a significant change in control of the Company which resulted in a loss of NOL carryforwards available through that date.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $381,900 and $34,100 allowance at September 30, 2014 and 2013, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $347,800.

As of September 30, 2014, we have a net operating loss carry forward of approximately $1,030,500. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows in 2034.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 9 – Subsequent Events

Subsequent to September 30, 2014, we were named as a defendant in a lawsuit relating to Canna-Pet LLC.  The suit claimed that the defendants have misappropriated trade secrets owned by the plaintiffs and are using them in the production and sale of Canna-Pet products.  We are named as a defendant in the litigation because we are the exclusive licensee with Canna-Pet, LLC.  Under the terms of our License Agreement, Canna-Pet, LLC, is obligated to indemnify and defend us in this litigation.  Canna-Pet, LLC, and it member, deny that they have misappropriated trade secrets from the plaintiffs.  On December 30, 2014, the parties to the law suit entered into a settlement agreement, and the case was dismissed.  There were no monetary damages to any party in the suit nor will the settlement affect our business in the future.

In December 2014, we issued 200,000 restricted shares of our common stock to an investment banking firm, pursuant to an agreement to assist us in raising additional capital.  Although the agreement was executed on September 28, 2014, the contract was not approved by the investment banking firm’s investment committee until December 2014, at which time the shares were issued.  The value of the shares at the date of issuance will be included in subsequent financial statements.