Form 10-Q
period 2014-12-31
PEAK PHARMACEUTICALS, INC.
filed 2015-02-17
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 005-87668

Peak Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1973257
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12635 E. Montview Blvd., Suite 137, Aurora, CO  80045

(Address of principal executive offices)

303.415.2558

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

There were 78,363,562 shares of the issuer’s common stock outstanding as of February 11, 2015.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peak Pharmaceuticals, Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	December 31,	September 30,
	2014	2014
Assets
Current assets:
Cash	$281,984	$451,431
Inventory	69,344	-
Prepaid expenses	63,631	6,838
Total current assets	414,959	458,269
Intangible assets, net of amortization	27,222	30,139
Deposit	8,181	2,500
Total Assets	$450,362	$490,908

Liabilities and stockholders' equity
Liabilities
Accounts payable	$37,936	$43,534
Accounts payable - related parties	23,356	10,893
Accrued liabilities	66,511	-
Accounts payable insurance	43,316	-
Total current liabilities	171,119	54,427
Total Liabilities	171,119	54,427

Stockholders’ Equity
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 and 78,163,562 shares issued and outstanding, as of December 31, 2014 and September 30, 2014, respectively	7,836	7,816
Additional paid in capital	4,945,688	4,287,720
Accumulated deficit	(4,674,281)	(3,859,055)
Total Stockholders’ Equity	279,243	436,481
Total Liabilities and Stockholders’ Equity	$450,362	$490,908

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.
Consolidated Condensed Statements of Operations
For the three months ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Revenue	$161,360	$-
Cost of revenue	43,972	-
Gross profit	117,388	-

Operating expenses:
General and administrative	932,354	129,065
Cost associated with exploring business opportunities	-	407,114
Total operating expenses	932,354	536,179

Operating loss	(814,966)	(536,179)

Other income (expenses)
Interest	(260)	(14,109)
Gain on extinguishment of debt	-	24,650
Total other income (expenses)	(260)	10,541

Net (loss)	$(815,226)	$(525,638)

Basic and diluted (loss) per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	78,189,649	60,731,978

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.
Consolidated Condensed Statements of Cash Flows
For the three months ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Net cash used in operating activities	$(169,447)	$(331,914)

Cash flows from financing activities:
Proceeds from debt	-	500,000
Sale of stock	-	225,000
Net cash provided by financing activities	-	725,000

Net change in cash	(169,447)	393,086
Cash, beginning of period	451,431	4,906

Cash, end of period	$281,984	$397,992

Supplemental disclosure of cash flow information
Cash paid for interest	$260	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities
Common shares issued for settlement of debt	$-	$9,860
Cancellation of shares	$-	$20,000
Insurance payable	$48,000	$-

See the accompanying notes to the consolidated condensed financial statements

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2014 and 2013

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer toPeak Pharmacecuticals, Inc. and its subsidiary.  The accompanying unaudited condensed consolidated financial statements of Peak Pharmaceuticals, Inc.,  at December 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2014. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year.

Peak Pharmaceuticals, Inc., was incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., which was previously engaged in the development, sales and marketing of online video stores. We decided to change our business objective and in connection therewith we first changed our name to Frac Water Systems, Inc.

On October 10, 2013, we entered into an Agreement (the “Agreement”) with an unrelated third party in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities (the “Business”). The Agreement was intended to enable us to engage in and commence activities involving the Business.

In consideration for consulting services to be rendered, we had agreed to pay a Monthly Project Cash Fee, a Cash Bonus Payment, 375,000 stock options and Net Income Payments.

On December 31, 2013, we determined not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities. On December 31, 2013 we notified the other party of our determination to terminate the Agreement effective January 30, 2014 (the “Termination Date”). As of the Termination Date, we have no further obligation to make monthly project cash fee payments or bonus payments which were previously required under the Agreement. The options previously granted remain outstanding.

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

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $4,638,281 as of December 31, 2014. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak Biopharma Corp. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Inventory

Inventory consists of finished foods and is carried at the lower of cost or market on a first in first out basis.

Deferred Offering Cost

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2014 and 2013

(Unaudited)

(Continued)

Deferred offering cost consists of costs directly related to a proposed offering of our securities.  Such cost will be charged against the gross proceeds of the offering.

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Expenses associated with exploring business opportunities

During the period ended December 31, 2013, we were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of certain notes and other payments under the Agreement, consulting fees, attending conferences, web development, and travel. These costs include a non-cash charge of $102,932 which is the assumption of debt related to the Agreement and $2,413 which is the fair value of options granted under the Agreement.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $532 in research and development expenses for the three months ended December 31, 2014. There were no research and development expenses in 2013.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. At December 31, 2014 and 2013 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

Note 2 - Intangibles

Intangibles at December 31, 2014 and September 30, 2014, consists of Website, $35,000, less accumulated amortization of $7,778 and $4,861, respectively.  The website is being amortized over three years.

Estimated future amortization expense related to intangible property as of December 31, 2014 is as follows:

Years ending September 30,	Total Amortization
2015	$8,750
2016	11,667
2017	6,805
$27,222

Note 3 – Related Party Transactions

Parties, which can be corporations or individuals, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

Accounts payable – related party

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2014 and 2013

(Unaudited)

(Continued)

Accounts payable – related parties are the amounts payable to an officer and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Director fees.

Note 4 – Commitments and Contingencies

Canna-Pet License Agreement

In July, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with a Washington limited liability corporation (“Licensor”), which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provides us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

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

Commencing in 2015, we have agreed to pay Licensor a guaranteed minimum royalty amounts based upon the gross proceeds received by us from the sale of products (the “License Based Products”) utilizing the Licensed Intellectual Property or subsequently developed jointly owned intellectual property. The guaranteed minimum royalty payments are as follows:

Time Period	Minimum Annual License Fee
January 1, 2015 through December 31, 2015

Calculated based on gross proceeds equal to twice the verifiable sales of License Based Products for the calendar year ended December 31, 2014, with royalties equal to 15% on gross proceeds of up to $4,000,000 for the year and 10% on gross proceeds in excess of $4,000,000.

January 1, 2016 through December 31, 2016	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2017 through December 31, 2017	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2018 through December 31, 2018	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2019 through December 31, 2019	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2020 through December 31, 2020, and all succeeding years

The minimum annual royalty payment for the calendar year beginning January 1, 2020 and for all subsequent calendar years will be equal to the minimum annual royalty payment calculated for the calendar year ended December 31, 2019.

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2014 and 2013

(Unaudited)

(Continued)

All royalty payments made by us during any calendar year will be credited against the minimum annual royalty amounts due and payable by us for such year. In the event that the aggregate amount of royalties payable by us for any calendar year are not sufficient to satisfy our minimum annual royalty payment obligation for that year, we will be obligated to pay the unpaid balance of the minimum royalty amount to Licensor on or before February 28 of the following year

Royalty payments for the three month period ended December 31, 2014 was $25,615 and is included in general and administrative expenses and accrued liabilities.

Non-cancelable Operating Lease

We lease office and lab space under non-cancelable operating lease, which expires August 31, 2015.  There are no automatic extension periods in the lease.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2014 are as follows:

Years ending September 30,
2015	$15,520

Rent expense was $6,331 and $4,000 for the three months ended December 31, 2014 and 2013 respectively.

Accounts payable insurance relates to committed payments for the purchase of insurance.  The amount of the insurance policy was $60,000 and the original payable was $48,000, bears interest at the rate of 6.5% per annum, and has monthly payments of $4,944 through September, 2015.

Note 5 – Stockholders’ Equity

On December 22, 2014, pursuant to a Placement Agent Agreement, we issued 200,000 restricted shares of our common stock. The shares were valued at $36,000. $0.18 per share, the trading value, and charged to stock based compensation.

Note 6 – Options

In connection with the Agreement described in Note 1, we issued options to purchase 375,000 shares of our common stock. The options have a term of 10 years, are exercisable at $0.0067 per share and vest twelve months from the date of issuance, October 10, 2013.

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

During the period from October 2013 through December 2013 we issued options to purchase 1,387,500 shares of our common stock to officers and directors of the company.  In January 2014 all of those options were cancelled.

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

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2014 and 2013

(Unaudited)

(Continued)

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

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2014	7,416,000	$0.0067 - 0.20		-
Issued				-
Cancelled				-
Outstanding December 31, 2014	7,416,000	$0.0067 - 0.20	9.32	-
Exercisable	3,666,000	$0.0067 - 0.20	9.24	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2014	375,000	$0.0067		-
Issued				-
Cancelled				-
Outstanding December 31, 2014	375,000	$0.0067	9.05	-
Exercisable	375,000	$0.0067	9.05	-

Total option expense for the three months ended December 31, 2014 was $621,988.

Note 7 – Income Tax

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of December 31, 2014 the estimated effective tax rate for the year will be zero.

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

For the three month periods ended December 31, 2014 and 2013 we did not have any interest and penalties associated with tax positions. As of December 31, 2014 we did not have any significant unrecognized uncertain tax positions.

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2014 and 2013

(Unaudited)

(Continued)

Note 8 - Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

Overview

Peak Pharmaceuticals, Inc., (“our,” “we,” “us,” and the “Company”) was incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., which was previously engaged in the development, sales and marketing of online video stores. We decided to change our business objective and in connection therewith we first changed our name to Frac Water Systems, Inc.

On October 10, 2013, we entered into an Agreement (the “Agreement”) with an unrelated third party in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities (the “Business”). The Agreement was intended to enable us to engage in and commence activities involving the Business.

On December 31, 2013, we determined not to move forward with our proposed business of providing solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and production activities. On December 31, 2013 we notified the other party of our determination to terminate the Agreement effective January 30, 2014 (the “Termination Date”). As of the Termination Date, we have no further obligation to make monthly project cash fee payments or bonus payments which were previously required under the Agreement. The options previously granted remain outstanding.

On March 11, 2014 our board of directors authorized a 1.5 for 1 forward split of our common stock in the form of a stock dividend.  Accordingly, all references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the Stock Split on a retroactive basis.  The split did not affect the authorized capital.

In early March 2014 we determined to enter into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014 we changed our name to Cannabis Therapy Corporation and on March 24, 2014 changed our trading symbol on OTC Markets to “CTCO”.   On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc.  Following the name change, our common stock temporarily remained listed for quotation on OTC Markets under the symbol “CTCO” pending assignment of a new trading symbol by Financial Industry Regulatory Authority, Inc. (FINRA). Effective as of February 5, 2015, FINRA assigned the new trading symbol “PKPH” to the Company’s shares.  Accordingly, as of that date, the Company’s shares ceased trading under the symbol “CTCO” and began trading under the newly assigned trading symbol “PKPH.”.

All of our business operations are carried on through our wholly-owned subsidiary, Peak BioPharma Corp., a Colorado corporation.

In July, 2014, through Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with a Washington limited liability corporation (“Licensor”), which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provides us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

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

Commencing in 2015, we have agreed to pay Licensor a guaranteed minimum royalty amounts based upon the gross proceeds received by us from the sale of products (the “License Based Products”) utilizing the Licensed Intellectual Property or subsequently developed jointly owned intellectual property. The guaranteed minimum royalty payments are as follows:

Time Period	Minimum Annual License Fee
January 1, 2015 through December 31, 2015

Calculated based on gross proceeds equal to twice the verifiable sales of License Based Products for the calendar year ended December 31, 2014, with royalties equal to 15% on gross proceeds of up to $4,000,000 for the year and 10% on gross proceeds in excess of $4,000,000.

January 1, 2016 through December 31, 2016	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2017 through December 31, 2017	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2018 through December 31, 2018	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2019 through December 31, 2019	Calculated based on gross proceeds equal to 115% of the amount of gross proceeds used to calculate the minimum royalty for the prior calendar year ended December 31.
January 1, 2020 through December 31, 2020, and all succeeding years

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

We are currently selling Canna-Pet products utilizing e-commerce.  We are currently sourcing our inventory from the Licensor, but anticipate securing new product manufacturing during the next few months.

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

Results of Operations

Results of Operation for Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

(References to 2014 and 2013 are to the three months ended December 31, 2014 and 2013 respectively, unless otherwise specified.)

We began generating revenue during the three months ended December 31, 2014.  For 2014 we had revenue of $161,360.  Our cost of revenue, which is our cost of products sold for that period was $43,972and our gross profit was $117,338 which was 72.7%.  We had no sales in 2013.

During 2014 our business efforts were dedicated to the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases.  During 2013 we were exploring business opportunities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  On December 31, 2013, we determined not to move forward with that proposed business.

In connection with that business and general and administrative expenses not directly related to the cost associated with our previous business, we incurred general and administrative expenses of $896,354.  The following is a breakdown of those costs:

	Three months ended December 31,
	2014	2013	Difference
Equity based compensation	$657,988	$922	$657,066
Investor and public relations	50,007	9,000	41,007
Legal and professional fees	68,238	39,755	28,483
Personnel costs	48,232	24,697	23,535
Royalty	25,615		25,615
Consulting fees	10,647		10,647
Rent	6,331	4,000	2,331
Amortization	2,917		2,917
Other	62,379	50,691	11,688
	$932,354	$129,065	803,289

The equity based compensation was from the amortization of previously issued stock option to officers and directors.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Three million six hundred sixty six thousand (3,666,000) of the outstanding options are currently exercisable.  In addition we issued 200,000 restricted shares of our common stock to  an investment banking firm. The shares were valued at $36,000,  or $0.18 per share, the trading value as of the date of issuance.

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

Personnel costs relate to 2 full time employees during the year. We anticipate hiring at least 2 more employees in the near future.

Royalty expense is directly related to the License Agreement with Canna-Pet as more fully described above.  Our sales under this agreement started in October 2014.

Consulting fees relate primarily to marketing studies provided to us by the University of Michigan executive MBA program.  We are utilizing these studies to refine our business plan.

Amortization is related to our intangible asset, our website.

Other general and administrative costs include costs such as insurance, IT costs, travel, communications, and office expenses.

In December 2013, after completing our analysis of our opportunities in the oilfield services business, we determined that we would not enter that segment. We expensed all cost related to our evaluation of the industry and any commitment made in that endeavor.

The following is a breakdown of such costs:

Legal fees	$123,203
Cash payments pursuant to the JV Agreement	80,000
Non-cash payments (assumption of debt) pursuant to the JV Agreement	102,932
Non-cash payments (fair value of options) pursuant to the JV Agreement	2,413
Consulting fees	41,651
Web development	25,000
Conference fess and cost of attendance	17,423
Travel costs	14,492
$407,114

We had a loss from operations of $814,966 for 2014 as compared to $536,179 for 2013.

In 2013 other income and (expense) included a $24,650 gain on extinguishment of debt.

For 2014 we had a net loss of $815,226 as compared to $525,638 for 2013.

Liquidity and Capital Resources

We expect that we will need to raise additional funds in order to fully effectuate our business plan. We may seek to raise additional capital through the issuance of debt or equity, through entrance into strategic arrangements with third parties, or through other means.  However, there can be no assurance that additional capital will be available to us at all, or if available, that it will be available on terms which are acceptable to us.  Our inability to raise additional capital would have a severe negative impact on our ability to remain a viable company.

At December 31, 2014, cash was $281,984.

Net cash used in operating activities was $169,477 for the three months ended December 31, 2014, as compared to net cash used of $331,914 for the three months ended December 31, 2013. The decrease in net cash used in operations was primarily due to our change in operating plans and the revenue generated from the sale of our products.

There were no cash investing activities during the three month periods ended December 31, 2014 and 2013.

There were no cash financing activities during the three months ended December 31, 2014.  During the three months ended December

31, 2013, we had $500,000 in proceeds from sales of our convertible notes.  In addition we received $225,000 in proceeds from the sales of our common stock.

We believe that we have sufficient capital to maintain the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases, however we will need additional capital to bring the business to profitability.

There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement. Although we may be offered such financing, the terms may not be acceptable to us. If we are not able to secure financing, or if it is offered to us on unacceptable terms,  our business plan may have to be modified or curtailed or certain aspects of it may need to be terminated. There is no assurance that even with financing we will be able to achieve our goals.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we determined that as of December 31, 2014, our disclosure controls and procedures were not effective due to a lack of segregation of duties caused by limited personnel.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 22, 2014 we issued 200,000 shares of our restricted common stock pursuant to a placement agent agreement with a registered securities broker dealer. under which we are receiving investment banking services. The shares were issued as payment of a  Retainer Fee which is part of the compensation to be paid by the Company for investment banking services.

The foregoing issuances of securities were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), for transactions of an issuer not involving a public offering and/or Rule 506 of Regulation D under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	SCH XBRL Schema Document

101	INS XBRL Instance Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

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

Peak Pharmaceuticals, Inc.

Date: February 14, 2015	By:	/s/ Soren Mogelsvang
Soren Mogelsvang
Chief Executive Officer

Peak Pharmaceuticals, Inc.

Date: February 14, 2015	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer