Form 10-Q
period 2015-03-31
PEAK PHARMACEUTICALS, INC.
filed 2015-05-15
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 78,363,562 shares of the issuer’s common stock outstanding as of May 14, 2015.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peak Pharmaceuticals, Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31,	September 30,
	2015	2014
Assets
Current assets:
Cash	$203,883	$451,431
Inventory	65,320	-
Prepaid expenses	46,503	6,838
Total current assets	315,706	458,269
Fixed assets, net of depreciation	2,065	-
Intangible assets, net of amortization	24,306	30,139
Deposit	9,028	2,500
Total Assets	$351,105	$490,908

Liabilities and stockholders' equity
Liabilities
Accounts payable	$56,393	43,534
Accounts payable - related parties	17,556	10,893
Accounts payable insurance	28,718	-
Accrued liabilities	84,512	-
Total current liabilities	187,179	54,427
Total Liabilities	187,179	54,427

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 and 78,163,562 shares issued and outstanding, as of March 31, 2015 and September 30, 2014, respectively	7,836	7,816
Additional paid in capital	5,420,441	4,287,720
Accumulated deficit	(5,264,351)	(3,859,055)
Total Stockholders’ Equity	163,926	436,481
Total Liabilities and Stockholders’ Equity	$351,105	$490,908

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue	$220,932	$-	$382,292	$-
Cost of revenue	71,296	-	115,268	-
Gross profit	149,636	-	267,024	-

Operating expenses:
General and administrative	736,433	315,457	1,665,870	444,522
Depreciation and amortization	3,038	-	5,955	-
Cost associated with exploring business opportunity	-	5,000	-	412,114
Total operating expenses	739,471	320,457	1,671,825	856,636

Operating loss	(589,835)	(320,457)	(1,404,801)	(856,636)

Other income (expenses)
Interest	(235)	(16,279)	(495)	(30,388)
Gain on extinguishment of debt	-	-	-	24,650
Total other income (expenses)	(235)	(16,279)	(495)	(5,738)

Net (loss)	$(590,070)	$(336,736)	$(1,405,296)	$(862,374)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	78,363,562	66,990,267	78,276,605	78,228,900

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
Net cash used in operating activities	$(245,362)	$(486,888)

Cash flows from investing activity activities:
Purchase of fixed assets	(2,186)	-
Net cash used in financing activities	(2,186)	-

Cash flows from financing activities:
Proceeds from debt	-	500,000
Sale of stock	-	225,000
Repurchase of stock	-	(125,000)
Net cash provided by financing activities	-	600,000

Net change in cash	(247,548)	113,112
Cash, beginning of period	451,431	4,906
Cash, end of period	$203,883	$118,018

Supplemental disclosure of cash flow information
Cash paid for interest	$495	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common shares for settlement of debt	$-	$9,860
Cancellation of shares	$-	$30,000

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

March 31, 2015 and 2014

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Peak Pharmaceuticals, Inc. and its subsidiary.  The accompanying unaudited condensed consolidated financial statements of Peak Pharmaceuticals, Inc., at March 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2014. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year.

Peak Pharmaceuticals, Inc. was incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., which was previously engaged in the development, sales and marketing of online video stores. We decided to change our business objective and in connection therewith we first changed our name to Frac Water Systems, Inc. and explored the possibilities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  On December 31, 2013, we determined not to move forward with that business model.

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

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $5,264,351 as of March 31, 2015. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak BioPharma Corp. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or market on a first in first out basis.

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Expenses associated with exploring business opportunities

During the three and six month periods ended March 31, 2014, we were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of certain notes and other payments under the Agreement, consulting fees, attending conferences, web development, and travel. These costs include a non-cash charge of $102,932 which is the assumption of debt related to the Agreement and $2,413 which is the fair value of options granted under the Agreement.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $11,335 and $11,867 in research and development expenses for the three and six months ended March 31, 2015, respectively. There were no research and development expenses in 2014.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. At March 31, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

Note 2 - Intangibles

Intangibles at March 31, 2015 and September 30, 2014, consist of Website, $35,000, less accumulated amortization of $10,694 and $4,861, respectively.  The website is being amortized over three years.

Estimated future amortization expense related to intangible property as of March 31, 2015 is as follows:

Years ending September 30,	Total Amortization
2015	$5,833
2016	11,667
2017	6,806
$24,306

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

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Director fees.

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

All royalty payments made by us during any calendar year will be credited against the minimum annual royalty amounts due and payable by us for such year. In the event that the aggregate amount of royalties payable by us for any calendar year are not sufficient to satisfy our minimum annual royalty payment obligation for that year, we will be obligated to pay the unpaid balance of the minimum royalty amount to Licensor on or before February 28 of the following year

Royalty payments for the three and six month periods ended March 31, 2015 were $33,140 and $57,344, respectively, and are included in general and administrative expenses and accrued liabilities.

Non-cancelable Operating Lease

We lease office and lab space under non-cancelable operating lease, which expires August 31, 2015.  There are no automatic extension periods in the lease.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2015 are as follows:

Years ending September 30,
2015	$9,700

Rent expense was $5,820 and $0.00 for the three months ended March 31, 2015 and 2014, respectively, and $12,151 and $4,000 for the six months ended March 31, 2015 and 2014, respectively.

Accounts payable insurance relates to committed payments for the purchase of insurance.  The amount of the insurance policy was $60,000 and the original payable was $48,000, bears interest at the rate of 6.5% per annum, and has monthly payments of $4,944 through September 2015.

Note 5 – Stockholders’ Equity

On December 22, 2014, pursuant to a Placement Agent Agreement, we issued 200,000 restricted shares of our common stock. The shares were valued at $36,000, $0.18 per share, the trading value, and charged to stock based compensation.

Note 6 – Options

In 2013 we issued options to purchase 375,000 shares of our common stock. The options have a term of 10 years, are exercisable at $0.0067 per share and vested twelve months from the date of issuance, October 10, 2013.

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

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2014	7,416,000	$0.0067 - 0.20		-
Issued				-
Cancelled				-
Outstanding March 31, 2015	7,416,000	$0.0067 - 0.20	9.07	-
Exercisable	3,766,000	$0.0067 - 0.20	9.00	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2014	375,000	$0.0067		-
Issued				-
Cancelled				-
Outstanding March 31, 2015	375,000	$0.0067	8.55	-
Exercisable	375,000	$0.0067	8.55	-

Total option expense for the three and six months ended March 31, 2015 was $474,753 and $1,096,741, respectively.

Note 7 – Income Tax

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2015 the estimated effective tax rate for the year will be zero.

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

For the three and six months ended March 31, 2015 and 2014 we did not have any interest and penalties associated with tax positions. As of March 31, 2015 we did not have any significant unrecognized uncertain tax positions.

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

Overview

Peak Pharmaceuticals, Inc. was incorporated in Nevada on December 18, 2007 as Surf A Movie Solutions Inc., which was previously engaged in the development, sales and marketing of online video stores. We decided to change our business objective and in connection therewith we first changed our name to Frac Water Systems, Inc. and explored the possibilities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  On December 31, 2013, we determined not to move forward with that business model.

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

In July 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with a Washington limited liability corporation (“Licensor”), which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provides us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

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

Results of Operations

Results of Operation for Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

We began generating revenue during in October 2014.  For three months ended March 31, 2015 we had revenue of $220,932.  Our cost of revenue, which is our cost of products sold for that period was $71,296 and our gross profit was $149,636 which was 67.8%.  We had no sales in three months ended March 31, 2014.

During the three months ended March 31, 2015 our business efforts were dedicated to the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases.  During the three months ended March 31, 2014 we were exploring business opportunities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  On December 31, 2013, we determined not to move forward with that proposed business.

In connection with that business and general and administrative expenses not directly related to the cost associated with our previous business, we incurred general and administrative expenses of $896,354.  The following is a breakdown of those costs:

	Three months ended March 31,
	2015	2014	Difference
Stock based compensation	$474,753	$259,661	$215,092
Legal and professional fees	64,945	28,915	36,030
Personnel costs	53,757	18,363	35,394
Investor and public relations	26,203	-	26,203
Royalty	33,140	-	33,140
Directors’ fees	15,000	-	15,000
Other	68,635	8,518	60,117
	$736,433	$315,457	$420,976

Equity based compensation was from the amortization of previously issued stock option to officers and directors.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Three million six hundred sixty six thousand (3,766,000) of the outstanding options are currently exercisable.

Legal and professional fees include legal, accounting and consulting fees we incurred in connection with the changes in our business and the costs of being a public company. We anticipate that legal and professional fees will remain at or near the current levels.

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

We did not incur any Directors’ fees in the three months ended March 31, 2014.

Other general and administrative costs include costs such as insurance, IT costs, travel, communications, and office expenses.

In December 2013, after completing our analysis of our opportunities in the oilfield services business, we determined that we would not enter that segment. We expensed all cost related to our evaluation of the industry and any commitment made in that endeavor.

We had a loss from operations of $589,835 for the three months ended March 31, 2015 as compared to $320,457 for the three months ended March 31, 2014.

Other income and expense included interest expense of $235 and $16,279 for the three months ended March 31, 2015 and 2014, respectively.  We had convert able debt in 2014 which was converted to equity prior to the three month period ended March 31, 2015.

We had a net loss of $590,070 for the three months ended March 31, 2015 as compared to $336,736 for 2014.

Results of Operation for Six Months Ended March 31, 2015 as Compared to the Six Months Ended March 31, 2014

We began generating revenue during in October 2014.  For six months ended March 31, 2015 we had revenue of $382,292.  Our cost of revenue, which is our cost of products sold for that period was $115,268 and our gross profit was $267,024 which was 69.8%.  We had no sales in six months ended March 31, 2014.

During the six months ended March 31, 2015 our business efforts were dedicated to the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases.  During the six months ended March 31, 2014 we were exploring business opportunities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  On December 31, 2013, we determined not to move forward with that proposed business.

In connection with that business and general and administrative expenses not directly related to the cost associated with our previous business, we incurred general and administrative expenses of $1,665,870.  The following is a breakdown of those costs:

	Six months ended March 31,
	2015	2014	Difference
Stock based compensation	$1,132,741	$260,583	$872,158
Legal and professional fees	143,830	68,670	75,160
Personnel costs	101,989	43,060	58,929
Investor and public relations	76,210	9,000	67,210
Royalty	57,344	0	57,344
Director's fees	24,000	12,500	11,500
Other	129,756	50,709	79,047
	$1,665,870	$444,522	$1,221,348

Equity based compensation was from the amortization of previously issued stock option to officers and directors.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Three million six hundred sixty six thousand (3,766,000) of the outstanding options are currently exercisable.

Legal and professional fees include legal, accounting and consulting fees we incurred in connection with the changes in our business and the costs of being a public company. We anticipate that legal and professional fees will remain at or near the current levels.

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

From January 2014 until September 2014 we paid no Directors’ fees.  We began paying fees in October 2014.

Other general and administrative costs include costs such as insurance, IT costs, travel, communications, and office expenses.

In December 2013, after completing our analysis of our opportunities in the oilfield services business, we determined that we would not enter that segment. We expensed all cost related to our evaluation of the industry and any commitment made in that endeavor.

The following is a breakdown of such costs:

Legal fees	$128,203
Cash payments pursuant to the JV Agreement	80,000
Non-cash payments (assumption of debt) pursuant to the JV Agreement	102,932
Non-cash payments (fair value of options) pursuant to the JV Agreement	2,413
Consulting fees	41,651
Web development	25,000
Conference fess and cost of attendance	17,423
Travel costs	14,492
$412,114

We had a loss from operations of $1,404,801 for the six months ended March 31, 2015 as compared to $856,636 for the six months ended March 31, 2014.

Other income and (expense) included interest expense of $495 and $30,388 for the six months ended March 31, 2015 and 2014, respectively.  We had convert able debt in 2014 which was converted to equity prior to the three month period ended March 31, 2015.  During the six months ended March 31, 2014 we had a gain on the extinguishment of debt of $24,650.

We had a net loss of $1,405,296 for the six months ended March 31, 2015 as compared to $862,374 for 2014.

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

At March 31, 2015, cash was $203,883.

Net cash used in operating activities was $245,362 for the six months ended March 31, 2015, as compared to net cash used of $486,888 for the six months ended March 31, 2014. The decrease in net cash used in operations was primarily due to our change in operating plans and the revenue generated from the sale of our products.

We used cash of $2,186 for investing activities during the six month periods ended March 31, 2015. There were no investing activities in the six months ended March 31, 2014.

There were no cash financing activities during the six months ended March 31, 2015.  During the six months ended March 31, 2014, we had $500,000 in proceeds from sales of our convertible notes.  In addition we received $225,000 in proceeds from the sales of our common stock and used cash to repurchased stock in the amount of $125,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we determined that as of March 31, 2015, our disclosure controls and procedures were not effective due to a lack of segregation of duties caused by limited personnel.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None

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

Peak Pharmaceuticals, Inc.

Date: May 15, 2015	By:	/s/ Soren Mogelsvang
Soren Mogelsvang
Chief Executive Officer

Peak Pharmaceuticals, Inc.

Date: May 15, 2015	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer