Form 10-Q
period 2015-06-30
PEAK PHARMACEUTICALS, INC.
filed 2015-08-13
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 78,363,562 shares of the issuer’s common stock outstanding as of August 11, 2015.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peak Pharmaceuticals, Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30,	September 30,
	2015	2014
Assets
Current assets:
Cash	$239,621	$451,431
Inventory	95,550	-
Prepaid expenses	37,724	6,838
Total current assets	372,895	458,269
Fixed assets, net of depreciation	1,701	-
Intangible assets, net of amortization	21,227	30,139
Deposit	10,334	2,500
Total Assets	$406,157	$490,908

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$219,097	43,534
Accounts payable - related parties	34,485	10,893
Accounts payable insurance	23,774	-
Accrued liabilities	52,777	-
Total current liabilities	330,133	54,427
Total Liabilities	330,133	54,427

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 and 78,163,562 shares issued and outstanding, as of June 30, 2015 and September 30, 2014, respectively	7,836	7,816
Additional paid in capital	5,821,022	4,287,720
Accumulated deficit	(5,752,834)	(3,859,055)
Total Stockholders’ Equity	76,024	436,481
Total Liabilities and Stockholders’ Equity	$406,157	$490,908

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$317,244	$-	$751,313	$-
Cost of revenue	138,432	-	310,471	-
Gross profit	178,812	-	440,842	-

Operating expenses:
General and administrative	663,852	961,765	2,324,728	1,406,287
Depreciation and amortization	3,443	2,085	9,398	2,085
Cost associated with exploring business opportunity	-	-	-	412,114
Total operating expenses	667,295	963,850	2,334,126	1,820,486

Operating loss	(488,483)	(963,850)	(1,893,284)	(1,820,486)

Other income (expenses)
Interest	-	(666,240)	(495)	(696,628)
Gain on extinguishment of debt	-	-	-	24,650
Total other income (expenses)	-	(666,240)	(495)	(671,978)

Net (loss)	$(488,483)	$(1,630,090)	$(1,893,779)	$(2,492,464)

Per share information - basic and fully diluted:
Weighted average shares outstanding	78,363,562	72,532,768	78,305,591	76,330,189
Net (loss) per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Net cash used in operating activities	$(209,623)	$(721,971)

Cash flows from investing activity activities:
Purchase of fixed assets	(2,187)	-
Investment in website	-	(35,000)
Net cash used in financing activities	(2,187)	(35,000)

Cash flows from financing activities:
Proceeds from debt	-	500,000
Sale of stock	-	940,000
Repurchase of stock	-	(125,000)
Net cash provided by financing activities	-	1,315,000

Net change in cash	(211,810)	558,029
Cash, beginning of period	451,431	4,906
Cash, end of period	$239,621	$562,935

Supplemental disclosure of cash flow information
Cash paid for interest	$495	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common shares for settlement of debt	$-	$9,860
Conversion of debt into common shares	-	$649,780
Cancellation of shares	$-	$30,000

See the accompanying notes to the unaudited consolidated condensed financial statements

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2015

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Peak Pharmaceuticals, Inc. and its subsidiary.  The accompanying unaudited condensed consolidated financial statements of Peak Pharmaceuticals, Inc., at June 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2014. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year.

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

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $5,752,834 as of June 30, 2015. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Reclassification

Certain amounts from prior quarters have been reclassified for consistency with the presentation of the three months and nine months ended June 30, 2015. These reclassifications had no effect on the reported results of operations.

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

Revenue represents the sale of products and related shipping fees.

Cost of Revenue

Cost of revenue includes the cost of products sold and shipping costs attributable to the revenue.

Expenses associated with exploring business opportunities

Through the period ended March 31, 2014, we were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of certain notes and other payments under the Agreement, consulting fees, attending conferences, web development, and travel. These costs include a non-cash charge of $102,932 which is the assumption of debt related to the Agreement and $2,413 which is the fair value of options granted under the Agreement.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $276 and $12,143 in research and development expenses for the three and nine months ended June 30, 2015, respectively. There were no research and development expenses in 2014.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. At June30, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

Note 2 - Intangibles

Intangibles at June 30, 2015 and September 30, 2014, consist of Website, $35,000, less accumulated amortization of $13,773 and $4,861, respectively.  The website is being amortized over three years.

Estimated future amortization expense related to intangible property as of June 30, 2015 is as follows:

Years ending September 30,	Total Amortization
2015	$2,917
2016	11,667
2017	6,643
$21,227

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

All royalty payments made by us during any calendar year will be credited against the minimum annual royalty amounts due and payable by us for such year. In the event that the aggregate amount of royalties payable by us for any calendar year are not sufficient to satisfy our minimum annual royalty payment obligation for that year, we will be obligated to pay the unpaid balance of the minimum royalty amount to Licensor on or before February 28 of the following year

Royalty expense for the three and nine month periods ended June 30, 2015 were $42,805 and $100,149, respectively, and are included in general and administrative expenses and accrued liabilities.

Non-cancelable Operating Lease

We lease office and lab space under non-cancelable operating lease, which expires August 31, 2015.  There are no automatic extension periods in the lease.

The aggregate minimum requirements under non-cancelable leases as of June 30, 2015 are as follows:

Years ending September 30,
2015	$5,820

Rent expense was $5,820 and $190 for the three months ended June 30, 2015 and 2014, respectively, and $17,971 and $4,190 for the nine months ended June 30, 2015 and 2014, respectively.

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

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2014	7,416,000	$0.0067 - 0.20		-
Issued				-
Cancelled				-
Outstanding June 30, 2015	7,416,000	$0.0067 - 0.20	8.82	-
Exercisable	4,116,000	$0.0067 - 0.20	8.76	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of June 30, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2014	375,000	$0.0067		-
Issued				-
Cancelled				-
Outstanding June 30, 2015	375,000	$0.0067	8.3	-
Exercisable	375,000	$0.0067	8.3	-

Total option expense for the three and nine months ended June 30, 2015 was $400,581 and $1,497,322, respectively.

Note 7 – Income Tax

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2015 the estimated effective tax rate for the year will be zero.

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

For the three and nine months ended June 30, 2015 and 2014 we did not have any interest and penalties associated with tax positions. As of June 30, 2015 we did not have any significant unrecognized uncertain tax positions.

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

Results of Operations

Results of Operation for Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

We began generating revenue during in October 2014.  For three months ended June 30, 2015 we had revenue of $317,244.  Revenue represents the sale of products and related shipping fees.   Our cost of revenue, which is our cost of products sold and related shipping costs for that period was $138,432 and our gross profit was $178,812 which was 56.4%.  We had no sales in three months ended June 30, 2014.

During the three months ended June 30, 2015 our business efforts were dedicated to the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases.  We previously were exploring business opportunities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  On December 31, 2013, we determined not to move forward with that proposed business.

General and administrative expenses decreased $297,913 (31%) from $961,765 for the three months ended June 30, 2014 to $663,852 for the three months ended June 30, 2015.

The following is a breakdown of those costs:

	Three months ended June 30,
	2015	2014	Difference
Equity based compensation	$400,581	$381,906	$18,675
Legal and professional fees	53,475	104,377	(50,902)
Personnel costs	59,274	19,649	39,625
Investor and public relations	41,402	403,385	(361,983)
Royalty	42,805	-	42,805
Directors’ fees	9,000	-	9,000
Other	57,315	52,448	4,867
	$663,852	$961,765	$(297,913)

Equity based compensation was from the amortization of previously issued stock option to officers and directors.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Four million one hundred sixteen thousand (4,115,000) of the outstanding options are currently exercisable.

Legal and professional fees include legal, accounting and consulting fees we incurred in connection with the changes in our business and the costs of being a public company. We anticipate that legal and professional fees will remain at or near the current levels.

Personnel costs relate to 2 full time and 2 part time employees during the year. We do not anticipate hiring in the near future.

During the three months ended June 30, 2014 we engaged 3 firms in order for the public and industry to be aware of our business direction. Currently we utilize the services of 2 firms and have reduced our investor relations efforts.  We anticipate that these cost will remain at the current levels.

Royalty expense is directly related to the License Agreement with Canna-Pet as more fully described above.  Our sales under this agreement started in October 2014.

We pay our non-employee Directors’ a fee of $3,000 per quarter.  We did not pay any Director’ fees for the three months ended June 30, 2014.

Other general and administrative costs include costs such as merchant fees, insurance, IT costs, travel, communications, and office expenses.

We had a loss from operations of $488,483 for the three months ended June 30, 2015 as compared to $963,850 for the three months ended June 30, 2014.

Other income and expense included interest expense of $666,240 for the three months ended June 30, 2014. We had convert able debt which was converted to equity prior to the three month period ended June 30, 2015.  There was no interest expense for the three months ended June 30, 2015.

We had a net loss of $488,483 for the three months ended June 30, 2015 as compared to $1,630,090 for the three months ended June 30, 2014.

Results of Operation for Nine Months Ended June 30, 2015 as Compared to the Nine Months Ended June 30, 2014

We began generating revenue during in October 2014.  For nine months ended June30, 2015 we had revenue of $751,313. Revenue represents the sale of products and related shipping fees.  Our cost of revenue, which is our cost of products sold and related shipping costs for that period was $310,471 and our gross profit was $440,842 which was 58.7%.  We had no sales in nine months ended June 30, 2014.

During the nine months ended June 30, 2015 our business efforts were dedicated to the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases.  We previously were exploring business opportunities of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities.  On December 31, 2013, we determined not to move forward with that proposed business.

General and administrative expenses increased $918,441 (65.3%) from $1,406,287 for the nine months ended June 30, 2014 to $2,324,728 for the nine months ended June 30, 2015.

The following is a breakdown of those costs:

	Nine months ended June 30,
	2015	2014	Difference
Stock based compensation	$1,533,322	$642,489	$890,833
Legal and professional fees	197,305	173,047	24,258
Personnel costs	161,263	62,709	98,554
Investor and public relations	117,612	412,385	(294,773)
Royalty	100,149	-	100,149
Insurance	56,199	34,273	21,926
Merchant fees	33,202	-	33,202
Directors’ fees	33,000	12,500	20,500
Other	92,676	68,884	23,792
	$2,324,728	$1,406,287	$918,441

Equity based compensation was from the amortization of previously issued stock option to officers and directors.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Four million one hundred sixteen thousand (4,115,000) of the outstanding options are currently exercisable.  The amount increased as a result of options vesting in the nine month period ended June 30, 2015.

Legal and professional fees include legal, accounting and consulting fees we incurred in connection with the changes in our business and the costs of being a public company. We anticipate that legal and professional fees will remain at or near the current levels.

Personnel costs relate to 2 full time and 2 part time employees during the nine months ended June 30, 2015. We had fewer employees during the nine months ended June 30, 2014.  We do not anticipate hiring in the near future.

During the nine months ended June 30, 2014 we engaged 3 firms in order for the public and industry to be aware of our business direction. Currently we utilize the services of 2 firms and have reduced our investor relations efforts.  We anticipate that these costs will remain at the current levels.

Royalty expense is directly related to the License Agreement with Canna-Pet as more fully described above.  Our sales under this agreement started in October 2014.

Insurance costs increase primarily as a result of the addition of product liability in 2015 that was not carried in 2014

We pay our non-employee Directors’ a fee of $3,000 per quarter.  For the nine months ended June 30, 2014 we only paid Directors’; fees for three months as the company was exploring new business ventures.

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
$412,114

We had a loss from operations of $1,893,779 for the nine months ended June 30, 2015 as compared to $1,820,486 for the nine months ended June 30, 2014.

Other income and (expense) included interest expense of $495 and $696,628 for the nine months ended June 30, 2015 and 2014, respectively.  We had convert able debt which was converted to equity prior to the nine month period ended June 30, 2015.  During the nine months ended June 30, 2014 we had a gain on the extinguishment of debt of $24,650.

We had a net loss of $1,893,779 for the nine months ended June 30, 2015 as compared to $2,492,464 for the nine months ended June 30, 2014.

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

At June 30, 2015, cash was $239,621.

Net cash used in operating activities was $209,623 for the nine months ended June 30, 2015, as compared to net cash used of $721,971 for the nine months ended June 30, 2014. The decrease in net cash used in operations was primarily due to our change in operating plans and the revenue generated from the sale of our products.

We used cash of $2,187 for investing activities during the nine months ended June 30, 2015 and $35,000 for the nine months ended June 30, 2014.

There were no cash financing activities during the nine months ended June 30, 2015.  During the nine months ended June 30, 2014, we had $500,000 in proceeds from sales of our convertible notes.  In addition we received $940,000 in proceeds from the sales of our common stock and used cash to repurchased stock in the amount of $125,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, we determined that as of June 30, 2015, our disclosure controls and procedures were not effective due to a lack of segregation of duties caused by limited personnel.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Peak Pharmaceuticals, Inc.

Date: August 13, 2015	By:	/s/ Soren Mogelsvang
Soren Mogelsvang
Chief Executive Officer

Peak Pharmaceuticals, Inc.

Date: August 13, 2015	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer