Form 10-K
period 2015-09-30
PEAK PHARMACEUTICALS, INC.
filed 2016-01-13
CIK 1452804

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
700 N. Colorado Blvd., #734 Denver, CO 80206
(Address of principal executive offices)
12635 E. Montview Blvd., Suite 137 Aurora, CO 80045
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $9,906,505.

As of January 12, 2016 the Issuer had 78,363,562 shares of common stock issued and outstanding.

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

PART I

ITEM 1.

BUSINESS

Since early March 2014 we have been operating as a bio-pharmaceutical and nutraceutical company seeking to develop, manufacture, market and sell safe, high quality, medicinal products based on extracts from hemp. Our primary initial focus was on exploitation of the exclusive license we received from Canna-Pet, LLC, a developer of ingestible health products for pets made from hemp.  We have also taken initial steps related to development of over-the-counter, THC-free, hemp based products for human market for the prevention and alleviation of symptoms associated with inflammatory and auto-immune diseases.

Based upon recent regulatory activity related to imposition of restrictions and limitations on the sale and marketing of hemp-based health products for the veterinary market, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet and cease all operations relating to sale of hemp-based products for animals.  Furthermore, based on advise from the Food and Drug Administration, as well as our regulatory counsel, we decided to revise our strategy and discontinue all efforts to develop and market hemp-based health products.  Accordingly, in the event we are able of raise sufficient capital, of which there can be no assurance, our intention is to now focus on the development of industrial hemp based consumer products that are not directly associated with health benefits.

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

In early March 2014 we determined to enter into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014 we changed our name to Cannabis Therapy Corporation and on March 24, 2014 changed our trading symbol on OTC Markets to “CTCO”.  On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc. and our trading symbol changed to “PKPH” on February 5, 2015.

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

Our principal executive offices are located at 700 N. Colorado Blvd, #734 CO  80206. Our telephone number is 303.415.2558. Our primary website address is www.peakpharma.com.

Our Business

Since March 2014 we have been engaged in the business of developing and marketing hemp based medicinal products intended for over-the-counter sale via distribution networks applicable to products classified as supplements and nutraceuticals. By using industrial hemp, an ultra-low THC content cannabis plant, we expected to be able to develop and market products containing cannabinoids under the same rules that apply to hemp-based energy drinks and other hemp based products. Hemp-based consumer products have been legal in the U.S. for several years when manufactured with imported, THC-free hemp paste. Recently, hemp cultivation was legalized in 11 states, including Colorado, and, on a limited basis, at the federal level as part of the Agricultural Act of 2014 (the “2014 US Farm Bill”) passed in February 2014, which sets the agricultural product apart from marijuana. Industrial hemp has THC content below 0.3% compared to the 1-20% typically found in marijuana.

We are currently exploring the use of domestic hemp oils, which are rich in fatty acids, for use in different types of consumer products. Contingent upon our ability to raise sufficient capital, of which there can be no assurance, our plan is to establish a vertically integrated operation in Colorado.   The operation is expected to consist of three business units: (i) Plant Growth / Hemp Cultivation, (ii) Extraction, Product Development and Testing, and (iii) Sales and Marketing. Each unit will have unique infrastructure, licensing and staffing requirements, and are expected to offer separate revenue streams while supporting our product development and sales.

Plant Growth / Hemp Cultivation

Hemp is an industrial plant in the Cannabis family.  Fiber from the plant is used to make paper, clothing, rope and other products. Its oil is found in body-care products such as lotion, soap and cosmetics and in a variety of foods, including energy bars, waffles, milk-free cheese, veggie burgers and bread. Numerous uses exist, including hemp plant extracts that are used as a medicine, nutritional supplements and food sources. Beyond this, applications into textiles, building materials, bio-fuels, paper, bio-plastics, livestock feed/bedding as well as personal care products are readily available. Both hemp and marijuana are classified under the same biological category of Cannabis L Sativa. The basic difference between the two is that marijuana has significant amounts of tetrahydrocannabinol (THC) (5–20%), a psychoactive ingredient; whereas hemp has virtually no THC (less than 0.3%). The 0.3% or less THC found in hemp is too low to provide the psychoactive effect or “high” that supports recreational usage.

In May 2014 we entered into an exclusive land lease and crop service agreement with Rocky Mountain Hemp Inc., a southeastern Colorado based hemp grower, to grow an initial hemp crop, and on May 6, 2014, obtained the mandatory Colorado Department of Agriculture hemp cultivation license. This initial crop was harvested in late September, 2014, just prior to the end of the fiscal year, and was used in part for product development purposes aimed at formulating future proprietary anti-inflammatory and related nutraceutical products for animals and humans.

Extraction and Testing

In August 2014, we entered into a lease for laboratory and office space in Aurora, Colorado, with the intention of establishing a fully operational in-house laboratory.  We terminated this lease agreement as of November 30, 2015 because of lack of funds.  In the event we are able to raise sufficient funds, of which there can be no assurance, we may again take steps in the future to establish an in-house laboratory.  Our intention is that such a laboratory would serve multiple functions relating to oil extraction, separation and characterization, as well as product development and in-house quality control testing.

Target Markets

In the event we are able to raise sufficient capital, of which there can be no assurance, our primary focus will be to develop hemp-based consumer products. The products are intended to be safe to use, and will be targeted to cosmetic and personal care markets.

Pending market analysis, one or two product types would be selected for targeted product development and product testing. Our management has extensive experience in conducting non-human based safety and efficacy testing, and will apply this expertise to support its product development and marketing. Our goal would be to develop several product lines, although no assurance can be given that we will be able to successfully develop one or more new product lines.

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

Farm Lease and Service Agreement

On May 1, 2014, we entered into a Farm Lease and Service Agreement (the “Lease Agreement”) with Rocky Mountain Hemp Inc. and Ryan Loflin (collectively, the “Landlord”) under which we leased two acres of farmland on which to grow industrial hemp for research and development purposes. Under the Lease Agreement, the Landlord served as our Cultivation Director and provided us with hemp cultivation expertise.  In connection with the growing of hemp, we obtained an Industrial Hemp License from the Colorado Department of Agriculture on May 16, 2014. The hemp crop was harvested in September 2014 and will be used for product and process research and development at our laboratory.  The Farm Lease ended with the crop harvest in September, 2014, with no further payments due, and was not renewed for the 2015 cultivation season.

Canna-Pet License Agreement

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability corporation, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gave us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provided us with an immediate revenue source and access to Licensor’s customer base. The License Agreement specified that during the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

In consideration of the grant of the license, we agreed to pay Licensor license fees in the form of royalty payments calculated on the basis of gross proceeds received by us from sales of products manufactured, marketed or sold by us utilizing the Licensed Intellectual Property or any subsequently developed intellectual property which is jointly owned by us and Licensor.

We conducted business operations under the terms of the License Agreement from July 29, 2014 through September 30, 2015.  During that period, we produced and sold various hemp-based products for pets using the Licensed Intellectual Property, and made required royalty payments to the Licensor. All revenues received by the Company for the fiscal year ending September 30, 2015 were from operations pursuant to the License Agreement.

Subsequent Event

On October 1, 2015, subsequent to end of the fiscal year, we elected to terminate the License Agreement with Canna-Pet and cease all operations relating to the production and sale of hemp-based health products for pets.  This decision was based upon analysis of market information we accumulated through our sales and marketing activities in the veterinary market, as well as recent regulatory activity related to imposition of restrictions and limitations on the sale and marketing of hemp-based health products for pets.

Our Business Strategy

In the event we are able to raise sufficient capital, of which there can be no assurance, our business strategy is to develop and market hemp-based consumer products. The products are intended to be safe to use, and will be targeted to cosmetic and personal care markets. We intend to do so by employing rigorous manufacturing processes and quality controls. No assurance can be given that we will be successful in this endeavor.

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

Research and Development

During the fiscal year ended September 30, 2015, we incurred research and development expenses to cultivate and harvest a hemp crop.

Competition

The market for hemp based consumer products is rapidly evolving. Many of our competitors have and will have greater financial and human resources and longer operating histories then we do. We expect to be able to compete based on the safety and quality of our products.

Customers

As of the date of this Report (i.e. the end of our fiscal year on September 30, 2015), our customers consisted primarily of on-line purchasers of our Canna-Pet products.  However, on October 1, 2015, subsequent to the end of our fiscal year, we terminated the Canna-Pet License Agreement and ceased all operations relating to the production and sale of hemp-based products from pets.

Employees

As of the date of this Report (i.e. the end of our fiscal year on September 30, 2015), we have 4 employees including our two executive officers and a customer service representative paid on an hourly basis.

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

In March 2014 we determined to enter the business of developing, manufacturing, marketing and selling pharmaceutical level products containing phytocannabinoids, a component of industrial hemp, for the prevention and/or treatment of various conditions and diseases including, but not limited to, inflammatory and anti-immune diseases. Accordingly, we have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, the development of a product, as well as those risks that are specific to our business in particular. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results will be materially and adversely affected.

Given our limited operating history, management has little basis on which to forecast future demand for our products and out anticipated revenues. Our anticipated and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our only revenues to date have been from the Canna-Pet business, which we elected to terminate as of October 1, 2015, subsequent to the fiscal year end.

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

We will require additional working capital in order to continue operations and we may not be able to secure the necessary additional financing.

During the current fiscal year ended September 30, 2014, we raised $1,040,000 from sales of our common stock.  No additional funds were raised during the fiscal year ended September 30, 2015.  We will require additional working capital in order to continue our operations and implement our business plan.   We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we will be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

We cannot be certain that the future products we may develop or market will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including the safety and efficacy of our products and public perception concerning hemp based products.

Business Risks

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of developing, manufacturing or selling supplement, nutraceutical and other consumer products, including hemp based health care products, for personal use or consumption. This highly competitive environment could adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We will be largely dependent on capital raised through sales of our equity and debt securities to implement our business plan and support our operations. At the present time, we have not made any arrangements to raise additional cash, and we cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we will be unable to continue operations or to implement our business plan, and will be required to cease our operations entirely.

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

Our common stock ownership is highly concentrated. As of December 31, 2015 our officers and directors beneficially own 37,350,000 shares, or approximately 45.3% of our total outstanding common stock. Their interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our common stock.

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

As such, due to the fact that we were a shell company until August 13, 2014 (the date on which we filed Form 10 type information with the SEC reflecting our change in status as an entity that is not a shell company), sales of our shares in reliance upon Rule 144 were prohibited until August 13, 2015. In the event we cease operations and are again deemed to be a shell company, the foregoing restrictions would again become applicable to resales of our shares in accordance with the provisions of Rule 144.

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

The trading market for our common stock will depend on the research and reports that securities analysts publish about our business and the Company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTC Markets. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysis ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Description of Properties

Our principal executive offices are located at 700 N. Colorado Blvd, #734, Denver, CO 80206.

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

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

From May 17, 2010 until September 11, 2013, our shares of common stock were quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “SURF,” from September 12, 2013 until March 23, 2014, under the symbol “FWSI,” from March 24, 2014 until February 4, 2015 under the symbol “CTCO,” and since February 5, 2015 under the symbol “PKPH.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid(1)	Low Bid(1)
Fiscal Year Ended: September 30, 2015
Three Months Ended September 30, 2015	$0.16	$0.04
Three Months Ended June 30, 2015	$0.28	$0.11
Three Months Ended March 31, 2015	$0.75	$0.11
Three Months Ended December 31, 2014	$0.70	$0.14
Fiscal Year Ended: September 30, 2014
Three Months Ended September 30, 2014	$0.97	$0.35
Three Months Ended June 30, 2014	$1.55	$0.6501
Three Months Ended March 31, 2014	$3.01	$0.55
Three Months Ended December 31, 2013	$0.68	$0.31
Fiscal Year Ended: September 30, 2013
Three Months Ended September 30, 2013	$0.00	$0.00
Three Months Ended June 30, 2013	$0.11	$0.11
Three Months Ended March 31, 2013	$0.11	$0.11
Three Months Ended December 31, 2012	$0.11	$0.10

(1)	Such prices give retroactive effect to the 50:1 forward stock split which was effected on September 27, 2012 and the 1.5:1 forward stock split which was effected on April 1, 2014.

Holders

As of the date of this Report, we have 78,363,562 shares of common stock issued and outstanding held by approximately 23 stockholders of record.

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

In early March 2014 we entered into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014 we changed our name to Cannabis Therapy Corporation.   On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc.  All of our business operations are carried on through our wholly-owned subsidiary, Peak BioPharma Corp., a Colorado corporation.

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability corporation, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provided us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

In consideration of the grant of the license, we have agreed to pay Licensor license fees in the form of royalty payments calculated on the basis of gross proceeds received by us from sales of products manufactured, marketed or sold by us utilizing the Licensed Intellectual Property or any subsequently developed intellectual property which is jointly owned by us and Licensor.

We began selling Canna-Pet products in October 2014.

Based upon recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, we elected to terminate our license agreement with Canna-Pet effective as of October 1, 2015, and to cease all operations relating to sale of hemp-based products for pets.

On October 12, 2015, we entered into an agreement for the termination (“Termination Agreement”) of the Canna-Pet License Agreement, effectively selling the discontinued operations. The Termination Agreement contained the following provisions:

•

Termination of License. The parties agreed to terminate the Canna-Pet License Agreement effective as of October 1, 2015.  This termination was made by mutual agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

•

Return of Licensed Intellectual Property.  We agreed to return all Licensed Intellectual Property to the Licensor, Canna-Pet, LLC, and our right to use all, or any portion, of the Licensed Intellectual Property ceased effective as of October 1, 2015.  Pursuant to the terms of the License Agreement, the Licensed Intellectual Property included the brand name “Canna-Pet” and certain related intellectual property, including, but not limited, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists trade secrets and know-how, and other related intellectual property.

•

Return of Other Property.  In addition to return of the Licensed Intellectual Property, we agreed to transfer to Licensor all product inventory, Colorado hemp with permits and authorization, all production/fulfillment contracts, all e-commerce accounts and processing, all NDA and Research Agreements and any and all other property in our possession which was used by us in the conduct of our business related to production and sale of medical cannabis products for pets made from hemp and low-THC cannabis plants.

•

Office Space, Equipment and Employees.  In conjunction with the execution of the Termination Agreement, we granted the Licensor the right to use our office space, for the three-month period from October 1, 2015 through December 31, 2015, on a rent-free basis.

•

Consideration.  As consideration for the cancellation of the Canna-Pet License Agreement and the return of other property, as described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all unpaid royalties, invoices and other amounts which were otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2015.

•

Collections. On October 15, 2015, we forwarded to Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna-Pet products sold on or after October 1, 2015.

In accordance with US GAAP, the assets and liabilities of the discontinued operations are presented separately on our Balance Sheet at September 30, 2015, under the captions “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale,” respectively, and consist of the following:

Assets of discontinued operations held for sale:
Inventory	$41,705
Deposits	8,678
Total assets	$50,383

Liabilities of discontinued operations held for sale:
Accounts payable	$124,396
Royalty payable	39,506
Other liabilities	15,341
$179,243

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

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

In addition, the FASB issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2016. We have not yet assessed the impact, if any, of adopting this standard.

Results of Operations

Results of Operation for the Year Ended September 30, 2015 as Compared to the Year Ended September 30, 2014

Our Canna-Pet business segment began operations in October 2014.  As a result of recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet and to cease all operations relating to sale of hemp-based products for pets.

For the year ended September 30, 2015 we had revenue of $1,039,393, all of which was generated by our discontinued operation.  Revenue represents the sale of products and related shipping fees.   Our cost of revenue, which is our cost of products sold for that period was $305,924 and our gross profit was $734,099 which was 70.6%.  General and administrative expenses for the discontinued operation were $700,160, the major components of which were $139,655 in royalty expense, $196,493 in personnel costs, $118,496 in shipping costs, $46,255 in public relations, $56,375 in merchant and credit card fees, $33,647 consulting fees, $23,791 in rent expense, and $13,051 in research and development expenses. The balance of $72,397 was for routine operating costs.

There were no operations of our discontinued business in 2014.

General and administrative expenses from continuing corporate operations for the years ended September 30, 2015 and 2014 were as follows:

	2015	2014	Difference
Stock based compensation	$1,864,297	$2,010,116	$(145,819)
Investor and public relations	125,874	211,966	(86,092)
Legal and professional fees	218,595	177,648	40,947
Personnel cost	11,269	99,706	(88,437)
Other general and administrative costs	106,950	170,426	(63,476)
	$2,326,985	$2,669,862	$(342,877)

Equity based compensation results from the amortization of previously issued stock option to officers and directors.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Four million three hundred ninety-one thousand (4,391,000) of the outstanding options are currently exercisable. In addition, we issued 200,000 shares of our common stock during the year ended September 30, 2015 to a nonemployee for services.  The shares were valued $36,000.  These are non-cash charges.  The decrease in expense results from fewer shares vesting in the year ended September 30, 2015.

Investor and public relations costs were paid primarily to three firms in order for the public and industry to be aware of our business direction.  In the year ended September 30, 2015 we intentional reduced our spending on investor relations.  We do not anticipate that these cost will be as high in future periods.

Legal and professional fees were incurred in connection with the changes in our business and the costs of being a public company.  The increase in the expense results from incurring legal advice as it related to regulatory questions dealing with our products.  We anticipate that legal and professional fees will decrease substantially.

Personnel costs for the year ended September 30, 2015 include only those cost related to our continuing business.  The cost related to our discontinued operations were approximately $196,000.  We currently have 1 full time employee and do not anticipate hiring in the near future.

We had operating losses of $2,338,878 and $3,086,837, for the years ended September 30, 2015 and 2014, respectively.

The income from discontinued operations presented in the statements of operations consist of the following for the year ended September 30, 2015:

Revenues	$1,039,393
Cost of goods sold	(305,295)
General and administrative expenses	(700,160)
Depreciation	(850)
Interest	(48)
$33,040

We had net losses of $2,308,040 and $3,758,815, for the years ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $6,167,096 as of September 30, 2015. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we are evaluating raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We discontinued our Canna-Pet operation which was our source of continuing cash flow.  We are exploring business opportunities using hemp based products.

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

At September 30, 2015, cash was $201,656.

Net cash used in operating activities was $247,589 for the year ended September 30, 2015, as compared to net cash used of $933,475 for the year ended September 30, 2014. The decrease in net cash used in operations was primarily due to our change in operating plans.  In the year ended September 30, 2015 we began selling Canna-Pet products.  We discontinued that operation on October 1, 2015.  Accordingly, we will not have any future cash flow from that operation.

During the year ended September 30, 2015 we used $2,186 for the acquisition of equipment.  During the year ended September 30, 2015 we used $35,000 to development of a website.

During the year ended September 30, 2015 we received no funding from investment activities.   During the year ended September 30, 2014 we received $1,040,000 in proceeds from sales of our common stock and repurchased $125,000 of stock back from investors.  We had $500,000 in proceeds from sales of our convertible notes.

There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement in the future. Although we may be offered such financing, the terms may not be acceptable to us. If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated. There is no assurance that even with financing we will be able to achieve our goals.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Due to the size and lack of resources of our Company we have not fully developed formal accounting policies and procedures.

We have not properly complied with all aspects of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

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

The following table sets forth certain information, as of September 30, 2015, with respect to our directors and executive officers.

Name	Age	Position with the Company	Since
Soren Mogelsvang	44	President, Chief Executive Officer and Director	March 10, 2014
Arnold Tinter	70	Chief Financial Officer, Secretary and Treasurer	Oct. 15, 2013
Cohava Gelber	58	Director	March 10, 2014
Guy Yachin	47	Director	March 10, 2014
Vered Caplan	46	Director	March 10, 2014

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

Biographical Information

Soren Mogelsvang, age 44, was appointed as our Chief Executive Officer on March 11, 2014 and as a Director on March 10, 2014. He was appointed as our President on May 1, 2014. Mr. Mogelsvang is a biotech executive and entrepreneur with more than 15 years of experience in research and development and laboratory operations. He is experienced in strategic positioning, value creation, IP development and preclinical development of peptide therapeutics. He is the co-founder of two biotech companies, Serpin Pharma, Inc. and Caerus Discovery LLC. He co-founded Serpin Pharma, Inc. in 2010 and was employed as Serpin Pharma, Inc.’s Vice President of Research and Development from 2010 until April 2014. He co-founded Caerus Discovery in 2010 and was employed by Caerus Discovery until 2012 as a Vice President of Research and Development. From 2008 until 2010 he worked at ATCC where he managed the Cell Biology Department. From 2006 until 2008 he was an instructor and faculty member at the University of Colorado School of Medicine and from 2004 through 2005 he worked as the Director of Laboratory and Products at Affinity BioRegents. From 2001 until 2004 he was a Postdoctoral Fellow at the University of Colorado School of Medicine and from 2000 until 2001 worked as a research scientist for Maltagen Forschung. Mr. Mogelsvang received a Ph.D. in Cell Biology from the University of Cambridge (England)

in 2000 and an M.S. in Plant Molecular Biology from the University of Copenhagen (Denmark) in 1996. Mr. Mogelsvang has filed numerous patent applications and has had several of his works published.

Arnold Tinter, age70, was appointed as our Chief Financial Officer, Secretary and Treasurer on October 15, 2013. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He provides Chief Financial Officer (“CFO”) services to a number of public companies, including Barfresh Food Group Inc., (“Barfresh”) and LifeApps Digital Media Inc. (“LifeApps”). Mr. Tinter is also a Director of Barfresh and LifeApps. During the period from 2010 to 2012 Mr. Tinter provided CFO services to Agrisolar Solutions Inc., T.O Entertainment Inc., and Arvana Inc. From 2006 to 2010 he has provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. Prior to 2006 Mr. Tinter served in various capacities in both private and public companies including Chief Executive and Chief Financial Officer positions. Mr. Tinter served in the United States Army as an infantry officer and is a Vietnam veteran. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Guy Yachin, age 47, was appointed as a Director on March 10, 2014. He has more than 17 years of executive management experience with biotech and biomedical companies. From 2013 to the present he has served as the Chief Executive Officer of Serpin Pharma, Inc., a privately held development stage biotech company. From 2011 until 2013 he served as the Chief Executive Officer for Nas Vax Ltd., a company which develops immunotherapeutic products and vaccines. From 2007 until 2011 he served as Chief Executive Officer for MGVS, a company engaged in the development of products that address blood vessel disorders. He co-founded Chiasma Inc., a company which focuses on drug delivery of protein drugs, in 2001 and served as its Chief Executive Officer until 2007. From 1997 until 2001 he served as the Chief Executive Officer of Naiot Technological Center, the largest technological center in Israel focusing on biomedical technologies. From 1995 until 1997 he served as Executive Vice President for Ofer Technologies and from 1990 until 1995 served in the Israeli Navy. Mr. Yachin has served as a board member and chairperson for several biomedical companies since 1997 including (i) Orgenesis, a development stage company which uses therapeutic technologies for the treatment of diabetes; (ii) Remon Medical Technologies, a company which manufactures miniature implants for the non-invasive assessment and treatment of a variety of medical conditions; and (iii) Enzymotec, a company which develops and markets bio-functional products for the pharmaceutical, cosmetics and nutraceutical industries; and (iv) NanoPaso, a developer of painless micro-needle devices for transdermal drug delivery and diagnostics. Mr. Yachin received an MBA from The Technion - Israel Institute of Technology in 1990 and received an Industrial Engineering and Management Degree from The Technion - Israel Institute of Technology in 1994.

Cohava Gelber, age 58, was appointed as a Director on March 10, 2014. She has more than 23 years of experience in executive and scientific research capacities. Since 2011 she has served as the President and Chief Executive Officer of Caerus Discovery, LLC and as the Executive Chairperson for the Board of Serpin Pharma, Inc., both of which are development stage biotech companies. From 2005 until November 2010 she served as the Chief Scientific and Technology Officer at ATCC, and from 2003 until 2005 as the Vice President, Research and Development for Mannkind BioPharmaceutical Corporation, a public biotech company. From 2001 until 2003 Dr. Gelber served as the Senior Vice President, Immunology and Cell Biology for Pharmaceutical Discovery Corporation (merged with Mannkind BioPharmaceutical Corporation) and from 2000 until 2001 served as President and Chief Operating Officer for Molecular Discoveries LLC (“Molecular”). From 1999 until 2000 she served as the Chief Scientific Officer and Chief Operating Officer for Molecular. From 1996 until 1999 Dr. Gelber served as Vice President, Research and Development for Immuno Therapy, Inc. (predecessor of Molecular Discoveries) and as an Assistant

Research Professor and Director of Cellular Immunology at Duke University Medical Center from 1995 until 1996. From 1991 until 1995 she worked in Senior Scientist and Project Leader capacities for various entities. Dr. Gelber received a B.Sc. Degree and an M. Sc. Degree majoring in microbiology from Hebrew University of Jerusalem in 1980 and 1984, respectively, a PhD in Microbiology from the Weitzman Institute of Science in 1988, Post-Doctoral Degrees in Immunology in 1990 and 1991 from Berkeley University and Stanford University, respectively, and an MBA Degree from Cornell University in 2002. Dr. Gelber has published several works, filed numerous patent applications and has received Fellowships from Stanford Medical School and the Cancer Research Coordination Committee.

Vered Caplan, age 46, was appointed as a Director on March 10, 2014. She has been the Chief Executive Officer of Kamedis, a company focused on utilizing plant extracts for dermatology purposes since 2008. From 2004 to 2007, Ms. Caplan was Chief Executive Officer of GammaCan, a company focused on the use of immunoglobulins for the treatment of cancer. During the past five years, Ms. Caplan has been a director of the following companies: Opticul Ltd., a company involved with optic based bacteria classification; Inmotion Ltd., a company involved with self-propelled disposable colonoscopies; Nehora Photonics Ltd., a company involved with non-invasive blood monitoring; Ocure Ltd., a company involved with wound management; Eve Medical Ltd., a company involved with hormone therapy for Menopause and PMS; and Biotech Investment Corp., a company involved with prostate cancer diagnostics. Ms. Caplan has a M.Sc. in bio-medical engineering from Tel-Aviv University specialized in signal processing; management for engineers from Tel-Aviv University specialized in business development; and a B.Sc. in mechanical engineering from the Technion Institute of Technology specialized in software and cad systems.

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended September 30, 2015.

Code of Ethics

In December 2013, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which 10-K report was filed on December 27, 2013. A will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President ℅ Peak Pharmaceuticals, Inc., 700 N. Colorado Blvd., #734, Denver, CO 80206.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2015, and 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2015; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended September 30, 2015 that received annual compensation during the fiscal year ended September 30, 2015 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended September 30, 2015 that received annual compensation during the fiscal year ended September 30, 2015 in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen -sation ($)	Change in Pension Value and Non- qualified Deferred Compen -sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Soren Mogelsvang CEO(1)(2)(3)	2015 2014	50,127	-	21,360	3,925,021	-	-	-	3,996,508
	2013	-	-	-	-	-	-	-	-

Arnold Tinter	2015	63,000
CFO(4)(5)	2014	70,000	-	-	490,628				560,628
	2013	-	-	-	-	-	-	-	-

1.

Mr. Mogelsvang was appointed as our Chief Executive Officer on March 11, 2014, a Director on March 10, 2014 and was appointed as our President on May 1, 2014.  He received no compensation prior to his appointment.

2.	Reference is made to footnote 6 of the financial statements included elsewhere in this annual report.

3.

Reference is made to footnote 7 of the financial statements included elsewhere in this annual report.  Of the amount above, $1,609,299 and $1,063,526 was included  as an expense for the years ended September 30, 2015 and 2014, respectively.

4.	Mr. Tinter was appointed as our CFO on October 15, 2013.
5.

Reference is made to footnote 7 of the financial statements included elsewhere in this annual report.  Of the amount above, $218,998 and $146,417 was included as an expense for the years ended September 30, 2015 and 2014, respectively.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended September 30, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Soren Mogelsvang	1,250,000 (1)	2,750,000(1)		0.20	5/22/24	-	-	-	-

Arnold Tinter(2)	225,000	275,000(2)		0.20	5/22/24	-	-	-	-

1.	Mr. Mogelsvang options vest ratably over a four year period at the rate of 250,000 options per quarter with the initial vesting date being August 22, 2014.
2.	Mr. Tinter’s options vest, 100,000 on each of November 22, 2014 and May 22, 2015 and the balance of the Tinter Options vest at the rate of 25,000 per quarter thereafter.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the fiscal year ended September 30, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Yachin(1)	12,000						12,000
Cohava Gelber(1)	12,000						12,000
Vered Caplan(1)(2)	12,000						12,000

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

Employment Agreements

On January 30, 2015, we entered into an employment agreement with Soren Mogelsvang regarding Mr. Mogelsvang’s employment with the Registrant as its President and Chief Executive Officer.  The Employment Agreement is for a three year period from February 1, 2015 through January 31, 2018.  Pursuant to the terms of the Employment Agreement, Mr. Mogelsvang is paid a base salary of $150,000 per year. The base salary may be increased to: (i) $185,000 per year at such time as budget and operational milestones of the Registrant are reached in the discretion of the Board of Directors; and (ii) $240,000 per year at such time as the Registrant’s cash flow, in the reasonable judgment of the Company’s Board of Directors can sustain such salary increase. In addition to the base salary, Mr. Mogelsvang is eligible to receive an annual discretionary performance bonus in an amount up to 50% of the base salary for his services rendered as the President and CEO; the amount of the performance bonus is at the discretion of the Registrant’s Board of Directors.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of September 30, 2015, are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2015, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Peak Pharmaceuticals, Inc., 700 N. Colorado Blvd., #734, Denver, CO 80206.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)

Soren Mogelsvang	4,954,000	(3)	6.20%
Arnold Tinter	250,000	(4)	0.32%
Cohava Gelber	14,940,000	(5)	19.06%
Guy Yachin	14,940,000	(6)	19.06%
Vered Caplan	2,916,000	(7)	3.59%
All directors and officers as a group (5 persons)	38,000,000	(3)(4)(5)(6)(7)	45.77%
Aaron Gelber	14,940,000	(8)	19.06%
Iris Yachin	14,940,000	(9)	19.06%
Talal Yassin	4,871,319	(10)	6.22%

* Less than 1%

(1) Percentages are based upon 78,363,567 shares of our common stock issued and outstanding as of September 30, 2015.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants or notes currently exercisable or convertible or exercisable within 60 days of September 30, 2015 are deemed outstanding for the purpose of computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 1,500,000 shares of our common stock issuable upon exercise of stock options which are currently exercisable or exercisable within 60 days of September 30, 2015.

(4) Includes 250,000 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of September 30, 2015.

(5) Represents shares registered in the name of Dr. Gelber’s husband, Aaron Gelber, in which Dr. Gelber shares beneficial ownership.

(6) Represents shares registered in the name of Mr. Yachin’s wife, Iris Yachin, in which Mr. Yachin shares beneficial ownership.

(7) Includes 2,916,000 shares of our common stock issuable upon exercise of stock options which are exercisable within 60 days of September 30, 2015

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2015 and 2014 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2015	Fiscal year ended September 30, 2014

Audit fees (1)	$35,900	$18,100
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$35,900	$18,100

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.  All audit fees were paid to MaloneBailey.

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

Peak Pharmaceuticals, Inc.

Dated: January 13, 2016	By:	/s/ Soren Mogelsvang
	Name:	Soren Mogelsvang
	Title:	Chief Executive Officer

Dated: January 13, 2016	By:	/s/ Arnold Tinter
	Name:	Arnold Tinter
	Title:	Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 13, 2016	By:	/s/ Soren Mogelsvang
		Name:	Soren Mogelsvang
		Title:	Chief Executive Officer

Date:	January 13, 2016	By:	/s/ Arnold Tinter
		Name:	Arnold Tinter
		Title:	Chief Financial and Accounting Officer

Date:	January 13, 2016	By:	/s/ Cohava Gelber
		Name:	Cohava Gelber
		Title:	Director

Date:	January 13, 2016	By:	/s/ Guy Yachin
		Name:	Guy Yachin
		Title:	Director

Date:	January 13, 2016	By:	/s/ Vered Caplan
		Name:	Vered Caplan
		Title:	Director

Audited Consolidated Financial Statements

Years Ended September 30, 2015 and 2014

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Peak Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Peak Pharmaceuticals, Inc. (the “Company”) as of September 30, 2015, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peak Pharmaceuticals, Inc. as of September 30, 2015, and the results of its operations and its cash flows for year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP
Greenwood Village, Colorado

January 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Peak Pharmaceuticals, Inc.

Aurora, Colorado

We have audited the accompanying consolidated balance sheets of Peak Pharmaceuticals, Inc. and its subsidiary, (collectively, the “Company”) as of September 30, 2014 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Peak Pharmaceuticals, Inc. and its subsidiary as of September 30, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 9, 2015

Peak Pharmaceuticals, Inc.
Consolidated Balance Sheets
September 30, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash	$201,656	$451,431
Prepaid expenses	7,250	6,838
Assets of discontinued operations held for sale	50,383	-
Total current assets	259,289	458,269
Fixed assets, net of depreciation	1,336	-
Intangible assets, net of amortization	18,245	30,139
Deposit	2,500	2,500
Total Assets	$281,370	$490,908

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$43,238	$43,534
Accounts payable - related parties	27,000	10,893
Accrued liabilities	39,151	-
Liabilities of discontinued operations held for sale	179,243	-
Total current liabilities	288,632	54,427
Total Liabilities	288,632	54,427

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 and 78,163,562 shares issued and outstanding, as of September 30, 2015 and 2014, respectively	7,836	7,816
Additional paid in capital	6,151,997	4,287,720
Accumulated deficit	(6,167,095)	(3,859,055)
Total Stockholders’ Equity (Deficit)	(7,262)	436,481
Total Liabilities and Stockholders’ Equity	$281,370	$490,908

See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2015 and 2014

	2015	2014
Operating expenses:
Operating expenses:
General and administrative	$2,326,985	$2,669,862
Cost associated with exploring business opportunity	-	412,114
Amortization	11,893	4,861
Total operating expenses	2,338,878	3,086,837

Operating loss	(2,338,878)	(3,086,837)

Other income (expenses)
Interest	(2,202)	(696,628)
Gain on extinguishment of debt	-	24,650
Total other income (expenses)	(2,202)	(671,978)

Loss from continuing operations	(2,341,080)	(3,758,815)

Income from operations of discontinued Canna-Pet component	33,040	-

Net loss	$(2,308,040)	$(3,758,815)

Per share information - basic and fully diluted:
Weighted average shares outstanding	78,320,084	75,229,245
Net (loss) per share	$(0.03)	$(0.05)

See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals Inc.
Consolidated Statements of Equity
For the Years Ended September 30, 2015 and 2014

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance October 1, 2013	330,750,000	$33,075	$27,925	$(100,240)	$(39,240)
Shares issued for cash	37,825,000	3,782	1,036,218	-	1,040,000
Shares cancelled	(300,000,000)	(30,000)	30,000	-	-
Shares repurchased and cancelled	(33,250,000)	(3,325)	(121,675)	-	(125,000)
Shares issued for services to employees and directors	37,583,998	3,758	246,801	-	250,559
Shares issued for services to non-employees	526,666	53	537,147	-	537,200
Shares issued for debt conversion	4,727,898	473	659,167	-	659,640
Equity based compensation	-	-	1,222,357	-	1,222,357
Effects of beneficial conversion feature	-	-	649,780	-	649,780
Net (loss) for the year ended September 30, 2014	-	-	-	(3,758,815)	(3,758,815)
Balance September 30, 2014	78,163,562	7,816	4,287,720	(3,859,055)	436,481
Shares issued for services to non-employees	200,000	20	35,980	-	36,000
Equity based compensation	-	-	1,828,297	-	1,828,297
Net (loss) for the year ended September 30, 2015	-	-	-	(2,308,040)	(2,308,040)
Balance September 30, 2015	78,363,562	$7,836	$6,151,997	$(6,167,095)	$(7,262)

See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net loss	$(2,308,040)	$(3,758,815)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	850	-
Amortization of Website	11,893	4,861
Effect of beneficial conversion feature	-	649,780
Shares issued for services non-employee	36,000	787,759
Equity based compensation	1,828,297	1,222,357
Gain on extinguishment of debt	-	(24,650)
Debt issued for interest	-	102,932
Change in operating assets and liabilities
Prepaid expenses	(411)	(6,838)
Assets of discontinued operations held for sale	(50,383)
Deposits	-	(2,500)
Accounts payable and accrued liabilities	38,855	80,746
Accounts payable - related parties	16,107	10,893
Liabilities of discontinued operations held for sale	179,243	-
Net cash used in operating activities	(247,589)	(933,475)

Cash flows from investing activities
Purchase of equipment	(2,186)	-
Website development cost	-	(35,000)
Net cash provided by investing activities	(2,186)	(35,000)

Cash flows from financing activities
Sale of stock	-	1,040,000
Shares redeemed for cash	-	(125,000)
Proceeds from note payable	-	500,000
Net cash provided by financing activities	-	1,415,000

Net change in cash	(249,775)	446,525
Cash, beginning of period	451,431	4,906
Cash, end of period	$201,656	$451,431

Supplemental disclosure of cash flow information
Cash paid for interest	$2,250	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Common shares for settlement of debt	$-	$9,860
Conversion of debt into common shares	-	$649,780
Cancellation of shares	$-	$30,000
See the accompanying notes to the consolidated financial statements

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

On March 14, 2014, we changed our name to Cannabis Technology Corp. The name change was made in connection with our entry into the business of manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of cannabis, for the treatment of various conditions and diseases.  On December 23, 2014, we changed our name again to Peak Pharmaceuticals, Inc.  This name change was made to make our name more consistent with our business operations and plans relating to development, manufacturing and marketing of hemp-based nutraceutical and supplement products for the human and animal health markets.  During September, 2015 we decided to discontinue the marketing of animal supplements.  See Note 2 Discontinued operations.  We are currently evaluating other business opportunities in the hemp space.

Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $6,167,095 as of September 30, 2015. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we are evaluating raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak BioPharma Corp. (“BioPharma”).  All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the years reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

Financial Instruments

Our financial instruments consist of cash, and payables. The carrying values of these instruments approximate fair value because of the short term maturities of these instruments.

Inventory

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Inventory, which is included in assets of discontinued operations held for sale, consists of finished goods and is carried at the lower of cost or market on a first in first out basis.

Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC)” Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Intangible asset

Intangible asset is our website and is being amortized over the expected useful life which we estimate to be three years.  Amortization expense charged to operations for the years ended September 30, 2015 and 2014, were $11,894 and $4,861, respectively.

Long-lived assets

On a periodic basis, management assesses whether there are any indicators that the value of our long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

Our only longed lived asset is our website.  If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value.  Our estimates of aggregate future cash flows expected to be generated by our long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. As of September 30, 2015, there was no asset impairment.

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.  Revenue represents the sale of products and related shipping fees.

Revenue is included in income from operations of BioPharma’s discontinued Canna-Pet component,

Cost of Revenue

Cost of revenue includes the cost of products sold and shipping costs attributable to the revenue.

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Cost of revenue is included in income from operations of BioPharma’s discontinued Canna-Pet component.

Shipping Costs

Shipping costs of $116,287 are included in general and administrative expenses of BioPharma’s discontinued Canna-Pet component.

Expenses associated with exploring business opportunities

Through the period ended December 31, 2014, we were exploring opportunities related to solutions for the treatment and recycling of waste water resulting principally from oil and gas exploration and productions activities. We determined not to proceed in that industry. Costs included legal fees, fees associated with the assumption of certain notes and other payments under the Agreement, consulting fees, attending conferences, web development, and travel. These costs include a non-cash charge of $102,932 which is the accrued interest on debt assumed and $2,413 which is the fair value of options granted in connection with that business.

Equity Based Payments

Equity based payments are accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. The compensation cost is based upon fair value of the equity instrument at the date grant. The fair value has been estimated using the Black-Sholes option pricing model.  In addition, payments made to non-employees are accounted for in accordance with ASC Topic 505, Equity-Based payments to Non-Employees.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $13,051 and $30,000 in research and development expenses for the years ended September 30, 2015 and 2014, respectively.

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

For the years ended September 30, 2015 and 2014 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

period in the denominator. We have not issued any potentially dilutive common shares. At September 30, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

In addition, the FASB issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2016. We have not yet assessed the impact, if any, of adopting this standard.

Note 2 - Discontinued Operations

During September 2015, we determined to discontinue operations of our subsidiary, Peak BioPharma Corp. (“BioPharma”) which was in the business of marketing animal feed supplements containing phytocannabinoids and put the assets and business up for sale.  We decided to sell this business primarily due to recent regulatory events.  The business was disposed of as of October 1, 2015.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale,” respectively, in the accompanying Consolidated Balance Sheets at September 30, 2015, and consist of the following:

Assets of discontinued operations held for sale:
Inventory	$41,705
Deposits	8,678
Total assets	$50,383
Liabilities of discontinued operations held for sale:
Accounts payable	$124,396
Royalty payable	39,506
Other liabilities	15,341
$179,243

The income from discontinued operations presented in the statements of operations consist of the following for the year ended September 30, 2015:

Revenues	$1,039,393
Cost of goods sold	(305,295)
General and administrative expenses	(700,160)
Depreciation	(850)
Interest	(48)
$33,040

There were no assets or liabilities, nor any operations, which related to discontinued operations in the year ended September 30, 2014.

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Note 3 - Intangibles

Intangibles at September 30, 2015 and 2014, consists of a Website, $35,000, less accumulated amortization of $16,755 and $4,861, respectively.  The website is being amortized over three years.

Estimated future amortization expense related to intangible property as of September 30, 2015 is as follows:

Years ending September 30,
2016	$11,667
2017	6,578
$18,245

Note 4 – Related Party Transactions

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

Note 5 – Commitments and Contingencies

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

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

All royalty payments made by us during any calendar year will be credited against the minimum annual royalty amounts due and payable by us for such year. In the event that the aggregate amount of royalties’ payable by us for any calendar year are not sufficient to satisfy our minimum annual royalty payment obligation for that year, we will be obligated to pay the unpaid balance of the minimum royalty amount to Licensor on or before February 28 of the following year

Royalty expense for the year ended September 30, 2015 was $139,655 and is included in income from operations of BioPharma’s discontinued Canna-Pet component and liabilities of discontinued operations held for sale.  There were no royalty expenses in the year ended September 30, 2014.

Subsequent to September 30, 2015 all of our obligations under the agreement were terminated. (See Note 10 – Subsequent Events).

Operating Lease

We lease office and lab space under an operating lease, which expires August 31, 2016.  The lease may be cancelled upon a 30-day notice.  There are no automatic extension periods in the lease. Subsequent to September 30, 2015 we exercised our rights and notified the landlord that we would vacate the space in November 2015.

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Rent expense was $23,791 and $4,667 for the years ended September 30, 2015 and 2014, respectively.

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

On October 10, 2013, we issued 30,000,000 shares at $0.0067 per share, to a then officer of the Company, for total proceeds of $200,000.  The shares were valued based upon the prior price paid in a prior transaction as there was no public trading at that time. On March 11, 2014 we repurchased 29,500,000 of these shares for an aggregate of $100,000. Prior to the repurchase, the officer and director resigned.

In addition, on October 10, 2013, a former officer and director and a former director of ours delivered to us an aggregate of 300,000,000 shares of common stock of ours for cancellation. The cancellation of these shares was made in conjunction with the resignation of the positions they held.

On October 15, 2013, we issued 3,750,000 shares at $0.0067 per share, to two directors of the Company for total proceeds of $25,000.  The shares were valued based upon prior price paid in a prior transaction as there was no public trading at that time. On January 30, 2014 in connection with the termination of a Joint Venture Agreement and the resignation of the two directors, we repurchased these 3,750,000 shares for $25,000, the amount paid.

On November 15, 2013, we issued 1,479,000 shares of our common stock in settlement for $34,510 due to a former related party.  The shares were valued at $0.015 per share, the trading value on that date.

On March 11, 2014, we issued 37,583,998 shares to 3 individuals and their assignees for services rendered. The shares were valued at $0.0067 per share, the amount paid by the Company to repurchase shares on the same date.  These shares were cancelled.  The total amount, $250,559 was recognized as equity based compensation.

During the period from April through September 30, 2014, we sold a total of 4,075,000 shares of our common stock at a price of $0.20 per share for total proceeds of $815,000. The price per share was negotiated with the investors.  There was no cost attributed to these sales.

On May 15, 2014 we entered into an agreement for investor relation services.  The agreement provided for the issuance of 466,666 shares of our common stock.  Pursuant to the agreement the stock was earned in June and July 2014.  The stock was valued at $476,000, $1.02 per share, the trading value at the date earned and was charged to expense.

On June 25, 2014 we entered into an agreement for public and investor relations services. The agreement is for a period of 90 days. The agreement requires the fee to be settled by our issuance of 60,000 restricted shares of our common stock. The shares were issued on July 14, 2014 and are valued at $61,200, $1.02 per share, the trading value, and has been charged to expense.

On June 30, 2014 we issued 3,248,898 shares of our common stock in connection with the conversion of $649,780 in debt as per the debt agreement.

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

On December 22, 2014, pursuant to a Placement Agent Agreement, we issued 200,000 restricted shares of our common stock. The shares were valued at $36,000, $0.18 per share, the trading value, and charged to stock based compensation.

Note 7 – Options

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

During October 2013 through December 31, 2013 we issued options to purchase 1,125,000 shares of our common stock (375,000 to each of our Chief Executive Officer and two Directors). The options had a term of 10 years, were exercisable at $0.0067 per share and vested one year from the date of issuance. In addition, we issued options to purchase 262,500 shares of our common stock to our Chief Financial Officer. The options had a term of 10 years, were exercisable at $0.0067 per share and vested quarterly over the next year.

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

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $9,078. The options have been expensed as equity based compensation. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	10
Volatility (based on a comparable companies)	123%
Risk Free interest rate	2.73%
Dividend yield (on common stock)	-

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

The estimated future expense related to existing stock options is a follows:

Years ending September 30,
2016	$882,766
2017	407,886
2018	86,961
$1,377,613

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding October 1, 2013	-
Issued	8,803,500	$0.0067 - $0.20
Cancelled	1,387,500	$0.0067
Outstanding September 30, 2014	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	-			-
Outstanding September 30, 2015	7,416,000	$0.0067 - $0.20	8.57	-
Exercisable	4,391,000	$0.0067 - $0.20	8.52	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of September 30, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding October 1, 2013				-

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Issued	375,000	$0.0067		-
Cancelled				-
Outstanding September 30, 2014	375,000	$0.0067		-
Issued				-
Cancelled				-
Outstanding September 30, 2015	375,000	$0.0067	8.05	-
Exercisable	375,000	$0.0067	8.05	-

Total option expense for the years ended September 30, 2015 and 2014 was $1,828,297 and $1,222,357, respectively.

Note 8 – Interest

On October 10, 2013, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Produced Water Solutions (“PWS”) and Montrose Capital Limited (“Montrose”) related to the termination of a June 13, 2013 Term Sheet (the “Term Sheet”) among us, PWS and Montrose. The Term Sheet contemplated a $250,000 bridge financing for PWS involving the sale of $250,000 in principal amount of secured convertible promissory notes of PWS (the “PWS Notes”) and a subsequent reverse triangular merger (the “Merger”) among us, PWS and the shareholders of PWS in which PWS would become a wholly-owned subsidiary of ours. On July 1, 2013 the $250,000, bridge financing was completed and the PWS Notes were issued. The Notes were subject to mandatory conversion at the effective time of the Merger into securities of ours. The parties to the Settlement Agreement subsequently determined not to proceed with the Merger, choosing instead to have us engage directly in the Business pursuant to a Joint Venture Agreement.

As a result, we became liable for $602,932 in short term notes, which include the original principal of $500,000 and accrued interest of $102,932.  On June 30, 2014 the Holders agreed to convert the Notes into common stock of the Company at a conversion price of $0.20 per share for the outstanding principal of $602,932 and accrued interest of $46,848.  We issued 3,248,898 share of our common stock to the Holders.  In accordance with guidance in ASC Topic 470, Debt, we recognized a beneficial conversion feature to the debt and wrote-off the discount at the date of conversion.  The discount of $649,780 was recorded as interest expense.

Note 9 – Income Tax

Income tax provision (benefit) for the years ended September 30, 2015 and 2014 is summarized below:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(155,900)	(350,400)
State	(14,200)	(31,500)
Total deferred	(170,100)	(381,900)
Increase in valuation allowance	170,100	381,900
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

before provision for income taxes. The sources and tax effect of the differences are as follows:

	2015	2014
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.1%	3.1%
Effect of net operating loss	(37.1%)	(37.1%)
	-	-

Components of the net deferred income tax assets at September 30, 2015 and 2014 were as follows:

	2015	2014
Net operating loss carryover	$ 840,500	$ 381,900

In March 2014 there was a significant change in control of the Company which resulted in a loss of NOL carryforwards available through that date.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $552,000 and $381,900 allowance at September 30, 2015 and 2014, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $170,100.

As of September 30, 2015, we have a net operating loss carry forward of approximately $840,464. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows in 2035.

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

For the years ended September 30, 2015 and 2014 we did not have any interest and penalties associated with tax positions. As of September 30, 2015 we did not have any significant unrecognized uncertain tax positions.

Note 10 - Subsequent Events

On October 12, 2015, we entered into an agreement for the termination (“Termination Agreement”) of the Canna-Pet License Agreement, effectively selling the discontinued operations.  The Termination Agreement contained the following provisions:

•

Termination of License. The parties agreed to terminate the Canna-Pet License Agreement effective as of October 1, 2015.  This termination was made by mutual agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

•

Return of Licensed Intellectual Property. Pursuant to the terms of the License Agreement, the Licensed

Peak Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Intellectual Property includes the brand name “Canna-Pet” and certain related intellectual property, including, but not limited, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists trade secrets and know-how, and other related intellectual property.  Our right to use all, or any portion, of the Licensed Intellectual Property ceased effective as of October 1, 2015.

•

Return of Other Property .In addition to return of the Licensed Intellectual Property, we transfer to Licensor all product inventory, Colorado hemp with permits and authorization, all production/fulfillment contracts, all e-commerce accounts and processing, all NDA and Research Agreements and any and all other property in our possession which was used by us in the conduct of our business related to production and sale of medical cannabis products for pets made from hemp and low-THC cannabis plants.

•

Office Space, Equipment and Employees.  In conjunction with the execution of the Termination Agreement, we granted the Licensor the right to use our office space, for the three-month period from October 1, 2015 through December 31, 2015, on a rent-free basis.

•

Consideration.  As consideration for the cancellation of the Canna-Pet License Agreement and the return properties described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all royalties, invoices and other amounts which are otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2015.

•

Collections. On October 15, 2015, we forwarded to Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna-Pet products sold on or after October 1, 2015.

The execution of the Termination Agreement resulted in in a gain on sale of the discontinued operations of approximately $92,671, which will be reflected in subsequent financial statements.

Management has evaluated all activity and concluded that no other subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.