Form 10-Q
period 2015-12-31
PEAK PHARMACEUTICALS, INC.
filed 2016-02-18
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

There were 78,363,562 shares of the issuer’s common stock outstanding as of February 17, 2016.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peak Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2015	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$62,108	$201,656
Prepaid expenses	7,500	7,250
Deposit	2,500	2,500
Assets of discontinued operations held for sale	-	50,383
Total current assets	72,108	261,789
Fixed assets, net of depreciation	972	1,336
Intangible assets, net of amortization	15,264	18,245
Total Assets	$88,344	$281,370

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$50,136	$43,238
Accounts payable - related parties	47,833	27,000
Accrued liabilities	31,543	39,151
Liabilities of discontinued operations held for sale	-	179,243
Total current liabilities	129,512	288,632
Total Liabilities	129,512	288,632

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 shares authorized, none issued or outstanding
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of December 31, 2015 and September 30, 2015	7,836	7,836
Additional paid in capital	6,432,050	6,151,997
Accumulated deficit	(6,481,054)	(6,167,095)
Total Stockholders’ Deficit	(41,168)	(7,262)
Total Liabilities and Stockholders’ Deficit	$88,344	$281,370

See the accompanying notes to the condensed consolidated financial statements

Peak Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014
Operating expenses:
General and administrative	$381,712	$840,321
Depreciation and amortization	3,346	2,917
Total operating expenses	385,058	843,238

Operating loss	(385,058)	(843,238)

Other income (expenses)
Interest	-	(260)
Total other income (expenses)	-	(260)

Loss from continuing operations	(385,058)	(843,498)

Income from operations of discontinued Canna-Pet component (including gain on disposal of $80,903 in 2015)	71,099	28,272

Net loss	$(313,959)	$(815,226)

Per share information - basic and fully diluted:
Weighted average shares outstanding	78,363,562	78,189,649
Net (loss) per share	$(0.00)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

Peak Pharmaceuticals, Inc.
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014
Net cash used in operating activities	$(139,548)	$(169,447)

Net cash provided by financing activities	-	-

Net cash provided by investing activities	-	-

Net change in cash	(139,548)	(169,447)
Cash, beginning of period	201,656	451,431
Cash, end of period	$62,108	$281,984

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$260
Cash paid for income taxes	$-	$-

Non-cash investing activities
Gain on disposal of Canna-Pet (See note 2)	$$80,903	$-

Non-cash financing activities
Common shares issued for services	$-	$36,000

See the accompanying notes to the condensed consolidated financial statements

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2015 and 2014

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Peak Pharmaceuticals, Inc. and its subsidiary.  The accompanying unaudited condensed consolidated financial statements of Peak Pharmaceuticals, Inc., at December 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2015. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year.

The Company was incorporated in Nevada on December 18, 2007.  After a number of name changes on December 23, 2014, we again changed our name to Peak Pharmaceuticals, Inc.  This name change was made to make our name more consistent with our business operations and plans relating to development, manufacturing and marketing of hemp-based nutraceutical and supplement products for the human and animal health markets.  On October 1, 2015 we discontinued certain operations of the Company.

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $6,481,054 as of December 31, 2015. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we are evaluating raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Reclassification

Certain amounts from prior year have been reclassified for consistency with the presentation of the three months ended December 31, 2015. These reclassifications had no effect on the reported results of operations.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak BioPharma Corp. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2015 and 2014

(Unaudited)

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

Intangible asset

Intangible asset is our website and is being amortized over the expected useful life which we estimate to be three years.  Amortization expense charged to operations for the three months ended December 31, 2015 and 2014, were $2,981 and $2,917, respectively.

Long-lived assets

On a periodic basis, management assesses whether there are any indicators that the value of our long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

Our only longed lived assets are our website and computer equipment.  If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value.  Our estimates of aggregate future cash flows expected to be generated by our long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. As of December 31, 2015, there was no asset impairment.

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Revenue represents the sale of products and related shipping fees.

Cost of Revenue

Cost of revenue includes the cost of products sold attributable to the revenue.

Shipping costs

Shipping costs are included in general and administrative expenses.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $532 in research and development expenses for the three months ended December 31, 2014.  There were no research and development costs in the three months ended December 31, 2015.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator. At December 31, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2015 and 2014

(Unaudited)

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

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2015 and 2014

(Unaudited)

The following is a summary of the net assets sold as initially determined at Septembers 30, 2015 and updated October 15, 2015:

	October 15, 2015	September 30, 2015
Inventory	$45,436	$41,705
Prepaid expenses	8,821	-
Deposits	8,179	8,678
Total assets	62,436	50,383

Accounts payable	103,548	124,396
Royalty payable	39,506	39,506
Accrued liabilities	285	15,341
	143,339	179,243

	$80,903	$128,860

The income from discontinued operations presented in the statements of operations consist of the following for the three-month periods ended December 31, 2015 and 2014, respectively:

	2015	2014
Revenues	$-	$184,024
Cost of goods sold	-	(43,972)
General and administrative expenses	(9,804)	(111,780)
Gain on disposal of discontinued operations	80,903	-
	$71,099	$28,272

Note 3 - Intangibles

Intangibles at December 31, 2015 and September 30, 2015, consists of a Website, $35,000, less accumulated amortization of $19,736 and $16,755, respectively.  The website is being amortized over three years.

Estimated future amortization expense related to intangible property as of December 31, 2015 is as follows:

Years ending September 30,
2016	$8,750
2017	6514
$15,264

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

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Director fees and salaries.

Note 5 – Commitments and Contingencies

Operating Lease

We leased office and lab space under an operating lease, which originally expires August 31, 2016.  The lease may be cancelled upon

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2015 and 2014

(Unaudited)

a 30-day notice.  During November, 2015 we exercised our right to cancel and notified the landlord that we would vacate the premises.

Rent expense was $3,880 and $6,331 for the three months ended December 31, 2015 and 2014, respectively.

Note 6 – Stockholders’ Equity

On December 22, 2014, pursuant to a Placement Agent Agreement, we issued 200,000 restricted shares of our common stock. The shares were valued at $36,000, $0.18 per share, the trading value, and charged to equity based compensation for the three months ended December 31, 2014.

Note 7 – Options

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

The estimated future expense related to existing stock options is a follows:

Years ending September 30,

2016	$602,713
2017	407,886
2018	86,961
$1,097,660

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2015 and 2014

(Unaudited)

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Outstanding October 1, 2014	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	-			-
Outstanding September 30, 2015	7,416,000	$0.0067 - $0.20	8.57	-
Issued	-			-
Cancelled	-			-
Outstanding December 31, 2015	7,416,000			-
Exercisable	4,666,000	$0.0067 - $0.20	8.27	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Outstanding October 1, 2014	375,000	$0.0067		-
Issued	-			-
Cancelled	-			-
Outstanding September 30, 2015	375,000	$0.0067		-
Issued	-			-
Cancelled	-			-
Outstanding December 31, 2015	375,000			-
Exercisable	375,000	$0.0067	7.79	-

Total equity based compensation for the three months ended December 31, 2015 and 2014 was $280,053 and $657,988, respectively.

Note 8 – Income Tax

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of December 31, 2015 the estimated effective tax rate for the year will be zero.

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

For the three months ended December 31, 2015 and 2014 we did not have any interest and penalties associated with tax positions. As

Peak Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

December 31, 2015 and 2014

(Unaudited)

of December 31, 2015 we did not have any significant unrecognized uncertain tax positions.

Note 9 - Subsequent Events

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

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability company, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provided us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

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

The following is a summary of the net assets sold as initially determined at Septembers 30, 2015 and updated October 15, 2015:

	October 15, 2015	September 30, 2015
Inventory	$45,436	$41,705
Prepaid expenses	8,821	-
Deposits	8,179	8,678
Total assets	62,436	50,383

Accounts payable	103,548	124,396
Royalty payable	39,506	39,506
Accrued liabilities	285	15,341
	143,339	179,243

	$80,903	$128,860

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

Results of Operations

Results of Operation for Three Months Ended December 31, 2015 as Compared to the Three Months Ended December 31, 2014

(References to 2015 and 2014 are to the three months ended December 31, 2015 and 2014 respectively, unless otherwise specified.)

Our Canna-Pet business segment began operations in October 2014.  As a result of recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet and to cease all operations relating to sale of hemp-based products for pets.

The income from discontinued operations presented in the statements of operations consist of the following for the three-month periods ended December 31, 2015 and 2014:

	2015	2014
Revenues	$-	$184,024
Cost of goods sold	-	(43,972)
General and administrative expenses	(9,804)	(111,780)
Gain on disposal of discontinued operations	80,903	-
	$71,099	$28,272

There were no operations of our discontinued business in 2015.

General and administrative expenses from continuing corporate operations for the three month periods ended December 31, 2015 and 2014 were as follows:

	2015	2014	Difference
Stock based compensation	$280,053	$657,988	$(377,935)
Personnel cost	45,297	28,562	16,735
Legal and professional fees	25,848	67,841	(41,993)
Insurance	14,750	9,338	5,412
IR/PR	3,660	50,007	(46,347)
Other general and administrative costs	12,104	26,585	(14,481)
	$381,712	840,321	$(458,609)

The equity based compensation was from the amortization of previously issued stock option to officers and directors.  Seven million four hundred sixteen thousand (7,416,000) options are outstanding, and vest over varying periods.  The options are exercisable through 2024 at prices ranging from $0.0067 to $0.20.  Four million six hundred sixty-six thousand (4,666,000) of the outstanding options are currently exercisable.  In addition, during the three months ended December 31, 2014, we issued 200,000 restricted shares of our common stock to an investment banking firm. The shares were valued at $36,000, or $0.18 per share, the trading value as of the date of issuance.

During 2015 we had two full time employees as compared to one full time employ in 2014.  We currently have one part time employee and do not anticipate hiring in the near future.

Legal and professional fees were incurred in connection with the changes in our business and the costs of being a public company. We anticipate that legal and professional fees will continue to decrease during the immediate future.

Insurance increase as a result of extending one of our policies for three months.

Other general and administrative costs include costs such as IT costs, travel, communications, and office expenses.  These costs decreased as a result of decreased activity due to discontinuing Canna-Pet operations.

We had a loss from continuing operations of $385,058 for 2015 as compared to $843,498 for 2014.

For 2015 we had a net loss of $313,959 as compared to $815,226 for 2014.

Liquidity and Capital Resources

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception. In addition, we have an accumulated deficit of $6,481,054 as of December 31, 2015. This condition raises substantial doubt as to our ability to continue as a going concern. In response to these conditions, we are evaluating raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

At December 31, 2015, cash was $62,108.

Net cash used in operating activities was $139,548 for the three months ended December 31, 2015, as compared to net cash used of $169,447 for the three months ended December 31, 2014. The decrease in net cash used in operations was primarily due to our change in operating plans and the revenue generated from the sale of our products.

There were no cash investing activities during the three-month periods ended December 31, 2015 and 2014.

There were no cash financing activities during the three-month ended December 31, 2015 and 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of December 31, 2015, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Peak Pharmaceuticals, Inc.

Date: February 18, 2016	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Executive Officer

Peak Pharmaceuticals, Inc.

Date: February 18, 2016	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer