Form 10-Q
period 2016-03-31
PEAK PHARMACEUTICALS, INC.
filed 2017-09-13
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 005-87668

PEAK PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1973257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260
(Address of principal executive offices)

(480) 659-6404
(Registrant’s telephone number, including area code)

700 N. Colorado Blvd., #734, Denver, CO 80206
(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of September 12, 2017, there were 78,363,567 shares of registrant’s common stock outstanding.

PEAK PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,886	$201,656
Prepaid expenses	-	7,250
Assets of discontinued operations held for sale	-	50,383
Total current assets	1,886	259,289
Fixed assets, net of depreciation	-	1,336
Intangible assets, net of amortization	-	18,245
Deposit	-	2,500
Total Assets	$1,886	$281,370

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$77,468	$43,238
Accounts payable - related parties	51,584	27,000
Accrued liabilities	360	39,151
Liabilities of discontinued operations held for sale	-	179,243
Total current liabilities	129,412	288,632
Total Liabilities	129,412	288,632

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of March 31, 2016 and September 30, 2015	7,836	7,836
Additional paid in capital	4,855,566	6,151,997
Accumulated deficit	(4,990,929)	(6,167,095)
Total Stockholders’ Deficit	(127,527)	(7,262)
Total Liabilities and Stockholders’ Deficit	$1,886	$281,370

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Operating expenses (income):
General and administrative	74,338	123,905	175,997	283,574
Depreciation and amortization	15,628	3,038	18,974	5,955
Equity based compensation	(1,576,484)	474,753	(1,296,431)	1,132,741
Total operating expenses (income)	(1,486,518)	601,696	(1,101,460)	1,422,270

Operating income (loss)	1,486,518	(601,696)	1,101,460	(1,422,270)

Other expenses
Interest	-	(235)	-	(495)
Total other expenses	-	(235)	-	(495)

Profit (loss) from continuing operations	1,486,518	(601,931)	1,101,460	(1,422,765)

Income from operations of discontinued Canna-Pet component (including gain (loss) on disposal of ($3,606) and $74,706, for the three and six months ended March 31, 2016, respectively)	3,607	11,861	74,706	17,469

Net income (loss)	$1,490,125	$(590,070)	$1,176,166	$(1,405,296)

Per share information:
Basic weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,276,605
Diluted weighted average shares outstanding	79,817,087	78,363,562	79,817,087	78,276,605

Continuing operations:
Net income (loss) per share - basic and diluted	$0.02	$(0.01)	$0.01	$(0.02)

Discontinued operations:
Net income (loss) per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,
	(Unaudited)
	2016	2015
Net cash used in operating activities	$199,770	$(245,362)

Cash flows from financing activities:
Purchase of fixed assets	-	(2,186)
Net cash provided by financing activities	-	(2,186)

Net cash provided by investing activities	-	-

Net change in cash	(199,770)	(247,548)
Cash, beginning of period	201,656	451,431
Cash, end of period	$1,886	$203,883

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$495
Cash paid for income taxes	$-	$-

Non-cash investing activities
Gain on disposal of Canna-Pet	$80,903	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Nevada on December 18, 2007. After a number of name changes, we again changed our name to Peak Pharmaceuticals, Inc. on December 23, 2014. This name was consistent with our business operations and plans relating to development, manufacturing and marketing of hemp-based nutraceutical and supplement products for the human and animal health markets. On October 1, 2015, we discontinued certain operations of the Company.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Peak Pharmaceuticals, Inc. and its subsidiary, Peak BioPharma Corp.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2015. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak BioPharma Corp. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Financial Instruments

Our financial instruments consist of cash, and payables. The carrying values of these instruments approximate fair value due to the short term maturities of these instruments.

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

Intangible Asset

The intangible asset is our website that was being amortized over the expected useful life which we estimated to be three years. Since we are no longer using our website, we expensed the remaining balance to amortization expense.

Long-lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of our long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

Our only longed lived assets are our website and computer equipment. If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. Our estimates of aggregate future cash flows expected to be generated by our long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the three months ended March 31, 2016, we charged $15,264 to amortization expense for the impairment of our website.

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

ASU Update 2014-09, Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by the FASB and the IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15, Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2015. We have adopted ASU 2014-15 and it has not had a material impact on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. We have adopted ASU 2015-03 and it has not had a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out (“FIFO”) or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

Reclassifications

Certain amounts from prior periods have been reclassified for consistency with the presentation of the three and six month periods ended March 31, 2016. These reclassifications had no effect on the reported results of operations.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception and have an accumulated deficit of $4,990,929 as of March 31, 2016. This condition raises substantial doubt as to our ability to continue as a going concern. Although the expenses of our operations have been significantly reduced due to the termination of the license agreement as outlined in Note 3, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - DISCONTINUED OPERATIONS

Based upon recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, we elected to terminate our license agreement with the Licensor, effective as of October 1, 2015, and to cease all operations relating to sale of hemp-based products for pets.

On October 12, 2015, we entered into an agreement for the termination (“Termination Agreement”) of the License Agreement, effectively selling the discontinued operations. The Termination Agreement contained the following provisions:

●
Termination of License: The parties agreed to terminate the License Agreement effective as of October 1, 2015. This termination was made by mutual agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

●
Return of Licensed Intellectual Property: We agreed to return all Licensed Intellectual Property to the Licensor, and our right to use all, or any portion, of the Licensed Intellectual Property ceased effective as of October 1, 2015. Pursuant to the terms of the License Agreement, the Licensed Intellectual Property included the brand name “Canna-Pet” and certain related intellectual property, including, but not limited, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists trade secrets and know- how, and other related intellectual property.

●
Return of Other Property: In addition to return of the Licensed Intellectual Property, we agreed to transfer to Licensor all product inventory, Colorado hemp with permits and authorization, all production/fulfillment contracts, all e-commerce accounts and processing, all non-disclosure and research agreements and any and all other property in our possession which was used by us in the conduct of our business related to production and sale of medical cannabis products for pets made from hemp and low-THC cannabis plants.

●
Office Space and Equipment: In conjunction with the execution of the Termination Agreement, we granted the Licensor the right to use our office space, for the three-month period from October 1, 2015 through December 31, 2015, on a rent-free basis.

●
Consideration: As consideration for the cancellation of the License Agreement and the return of other property, as described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all unpaid royalties, invoices and other amounts which were otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2015.

●
Collections: On October 15, 2015, we forwarded to the Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna- Pet products sold on or after October 1, 2015.

The following is a summary of the net liabilities sold as initially determined at Septembers 30, 2015 and updated October 15, 2015:

	October 15, 2015	September 30, 2015
Inventory	$45,436	$41,705
Prepaid expenses	8,821	-
Deposits	8,179	8,678
Total assets	62,436	50,383

Accounts payable	103,548	124,396
Royalties payable	39,506	39,506
Accrued liabilities	285	15,341
Total liabilities	143,339	179,243
Net liabilities sold	$80,903	$128,860

The income from discontinued operations presented in the statements of operations consists of the following for the six-month periods ended March 31, 2016 and 2015, respectively:

	2016	2015
Revenues	$-	$465,517
Cost of goods sold	-	(203,486)
General and administrative expenses, including depreciation and amortization	(6,197)	(244,562)
Gain on disposal of discontinued operations	80,903	-
Income from discontinued operations	$74,706	$17,469

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at March 31, 2016 and September 30, 2015, consist of website costs of $35,000, less accumulated amortization of $35,000 and $16,755, respectively. The website costs have been fully amortized. During the three months ended March 31, 2016, we charged $15,264 to amortization expense for the impairment of our website.

NOTE 5 – RELATED PARTY TRANSACTIONS

Parties, which can be corporations or individuals, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Directors’ fees and salaries. These amounts are due on demand, unsecured and bear no interest.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have no operating lease commitments as of March 31, 2016.

Rent expense was $2,500 and $6,380 for the three and six months ended March 31, 2016, respectively. Rent expense was $5,820 and $12,151 for the three and six months ended March 31, 2015, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the three and six month periods ended March 31, 2016 and 2015.

NOTE 8 – OPTIONS

In March 2014, we issued non-qualified options to purchase 2,916,000 shares of our common stock for services rendered to a director of the Company. The options have a term of 10 years, are exercisable at $0.0067 per share and vested when they were issued.

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $9,078. The options have been expensed as equity-based compensation. The following assumptions were used in the Black-Scholes option pricing model:

● Expected life (in years) – 10
● Volatility (based on a comparable companies) – 123%
● Risk Free interest rate – 2.73%
● Dividend yield (on common stock) – 0%

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

The fair value of the options, estimated at the date of grant using the Black-Scholes option pricing model was $4,415,649. The following assumptions were used in the Black-Scholes option pricing model:

●
Expected life (in years) – 10
●
Volatility (based on a comparable companies) – 123%
●
Risk Free interest rate – 2.56%
●
Dividend yield (on common stock) – 0%

As per guidance in the ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), we are amortizing the fair value of the options on a straight line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method).

During the six months ended March 31, 2016, the Company recognized stock based compensation of $280,053. During the six-month period ending March 31, 2016, the officers holding the 4,500,000 options resigned and the option were forfeited. In accordance with ASC 718, previously expensed stock based compensation which requisite service will not be provided and are forfeited and reversed. As a result, previously recorded stock based compensation of $1,576,484 was reversed and credited to stock based compensation expense during the six months ended March 31, 2016.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2014 and September 30, 2015	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	(4,500,000)			-
Outstanding March 31, 2016	2,916,000	$0.0067	7.95	-
Exercisable	2,916,000	$0.0067	7.95	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of March 31, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding March 31, 2016	375,000	$0.0067	7.79	-
Exercisable	375,000	$0.0067	7.79	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of March 31, 2016:

Total equity based compensation for the three months ended March 31, 2016 and 2015 was ($1,576,484) and $474,753 respectively. Total equity based compensation for the six months ended March 31, 2016 and 2015 was ($1,296,431) and $1,132,741, respectively.

NOTE 9 – INCOME TAX

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2016, the estimated effective tax rate for the year is 0%.

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

For the six months ended March 31, 2016 and 2015 we did not have any interest and penalties associated with tax positions. As of March 31, 2016, we did not have any significant unrecognized uncertain tax positions.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on January 13, 2016. Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended September 30, 2015, as filed on January 13, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our,” “Peak,” or the “Company” refer to Peak Pharmaceuticals, Inc, including our wholly-owned subsidiary Peak BioPharma Corp (“Peak BioPharma”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We were incorporated as Surf A Movie Solutions Inc. in Nevada on December 18, 2007 to engage in the business of the development, sales and marketing of online video stores. We were not successful in our efforts and have ceased this line of business.

On October 10, 2013, we entered into a joint venture agreement with Produced Water Solutions, Inc., a Colorado corporation, that was in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. As a result of our research of this business opportunity, on December 31, 2013, we determined not to move forward with this line of business.

In early March 2014, we entered into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014 we changed our name to Cannabis Therapy Corp. On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc. All of our business operations are carried on through our wholly-owned subsidiary, Peak BioPharma Corp., a Colorado corporation.

On July 29, 2014, through Peak BioPharma, we entered into a license agreement (the “License Agreement”) with Canna-Pet, LLC (“Licensor”), a Washington limited liability company, which owns the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”), used by Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp which are intended exclusively for consumption by pets. Pursuant to the License Agreement, the Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gives us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provided us with an immediate revenue source and access to Licensor’s customer base. During the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remained the exclusive property of Licensor.

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

Based upon recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, we elected to terminate our license agreement with the Licensor, effective as of October 1, 2015, and to cease all operations relating to sale of hemp-based products for pets.

On October 12, 2015, we entered into an agreement for the termination (“Termination Agreement”) of the License Agreement, effectively selling the discontinued operations. The Termination Agreement contained the following provisions:

●
Termination of License: The parties agreed to terminate the License Agreement effective as of October 1, 2015, this termination was made by mutual agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

●
Return of Licensed Intellectual Property: We agreed to return all Licensed Intellectual Property to the Licensor, and our right to use all, or any portion, of the Licensed Intellectual Property ceased effective as of October 1, 2015, Pursuant to the terms of the License Agreement, the Licensed Intellectual Property included the brand name “Canna-Pet” and certain related intellectual property, including, but not limited, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists trade secrets and know- how, and other related intellectual property.

●
Return of Other Property: In addition to return of the Licensed Intellectual Property, we agreed to transfer to Licensor all product inventory, Colorado hemp with permits and authorization, all production/fulfillment contracts, all e-commerce accounts and processing, all non-disclosure and research agreements and any and all other property in our possession which was used by us in the conduct of our business related to production and sale of medical cannabis products for pets made from hemp and low-THC cannabis plants.

●
Office Space, Equipment and Employees: In conjunction with the execution of the Termination Agreement, we granted the Licensor the right to use our office space, for the three-month period from October 1, 2015 through December 31, 2015, on a rent-free basis.

●
Consideration: As consideration for the cancellation of the License Agreement and the return of other property, as described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all unpaid royalties, invoices and other amounts which were otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2015.

●
Collections: On October 15, 2015, we forwarded to the Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna- Pet products sold on or after October 1, 2015.

The following is a summary of the net assets sold as initially determined at Septembers 30, 2015 and updated October 15, 2015:

	October 15, 2015	September 30, 2015
Inventory	$45,436	$41,705
Prepaid Expenses	8,821	-
Deposits	8,179	8,678
Total assets	$62,436	$50,383

Accounts payable	103,548	124,396
Royalties payable	39,506	39,506
Accrued liabilities	285	15,341
Total liabilities	143,339	179,243
Net assets sold	$80,903	$128,860

Our common stock is currently listed on the OTC Markets, QB Tier, under the symbol “PKPH”.

Recent Corporate Developments

Since the commencement of the year through March 31, 2016, we have not experienced any significant corporate developments.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue

No revenue or cost of sales were generated for the three months ended March 31, 2016 or 2015 due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operations of the business.

Operating Expenses

Our expenses for the three months ended March 31, 2016 are summarized as follows in comparison to our expenses for the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015

General and administrative	$74,338	$123,905
Depreciation and amortization	15,628	3,038
Stock based compensation	(1,576,484)	474,753
Total operating expenses	$(1,486,518)	$601,696

General and administrative expense decreased by $49,567 for the three months ended March 31, 2016 from the comparative period of 2015. The decrease is due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operating expenses related to the operation of that business. Depreciation and amortization expense increased by $12,590 due to the impairment and write-down of our website costs of $15,264 during the three months ended March 31, 2016. Stock based compensation decreased by $2,051,237 due to the forfeiture and reversal of stock options to officers resulting in a credit of $1,576,484 during the three months ended March 31, 2016 from the comparative period of 2015.

Comparison of the Six Months Ended March 31, 2016 to the Six Months Ended March 31, 2015

Revenue

No revenue or cost of sales were generated for the six months ended March 31, 2016 for 2015 due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operations of the business.

Operating Expenses

Our expenses for the six months ended March 31, 2016 are summarized as follows in comparison to our expenses for the six months ended March 31, 2015:

	Six Months Ended March 31,
	2016	2015

General and administrative	$175,997	$283,574
Depreciation and amortization	18,974	5,955
Stock based compensation	(1,296,431)	1,132,741
Total operating expenses	$(1,101,460)	$1,422,270

General and administrative expense decreased by $107,577 for the six months ended March 31, 2016 from the comparative period of 2015, due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operating expenses related to the operation of that business. Depreciation and amortization expense increased by $13,019 due to the impairment and write-down of our website costs of $15,264 during the six months ended March 31, 2016. Stock based compensation decreased by $2,429,172 primarily due to the forfeiture and reversal of stock options to officers resulting in a credit of $1,296,431 during the six months ended March 31, 2016.

Discontinued Operations

Our Canna-Pet business segment began operations in October 2014. Due to recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet, LLC and to cease all operations relating to sale of hemp-based products for pets.

The income (loss) from discontinued operations presented in the statements of operations consists of the following for the six-month periods ended March 31, 2016 and 2015:

	2016	2015
Revenues	$-	$382,292
Cost of goods sold	-	(115,268)
General and administrative expenses	-	(249,555)
Gain on disposal of discontinued operations	74,706	-
	$74,706	$17,469

Liquidity and Financial Condition

Working Capital Deficiency

	March 31, 2016	September 30, 2015
Current assets	$1,886	$261,789
Current liabilities	129,412	288,632
Working capital deficiency	$(127,526)	$(26,843)

The decrease in current assets is mainly due to a decrease in cash resulting from cash used in operation activities of $199,770 during the six months ended March 31, 2016. The decrease in current liabilities is due primarily from the elimination of the liabilities related to discontinued operations during the six months ended March 31, 2016.

Cash Flows

	Six Months Ended March 31,
	2016	2015
Net income (loss)	$1,176,166	$(1,405,296)
Net cash used in operating activities	(199,770)	(245,362)
Net cash used in investing activities	-	(2,186)
Net cash provided by financing activities	-	-
Increase (decrease) in cash	$(199,770)	$(247,548)

As of March 31, 2016, our cash balance was $1,886. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the six months ended March 31, 2016 was $199,770 mainly due to payment of general and administrative expenses during the period.

We need to raise additional operating capital on an immediate basis. Although the expenses of our operations have been significantly reduced due to the termination of the license agreement as outline in Note 3 of the financial statements, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from individuals. There can be no assurance that such a plan will be successful.

As of the date of this filing, we do not have enough sufficient cash on hand to cover our operating expenses through the next quarter. In the absence of any ongoing commercial operations, we need enough cash to pay certain outside professionals to maintain our compliance under the Securities Act of 1934. Management anticipates that it will require an additional $30,000 over the next twelve months to cover such costs.

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through March 31, 2016 of approximately $5 million" to "The Company has cumulative net losses through March 31, 2016 of $4,990,929. The Company's cash and cash equivalents balance as of March 31, 2016, is $1,886. In addition, due to the termination of the license agreement with Canna-Pet, LLC, there is currently are no revenue-producing activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Until such time that we may be able to merge with or acquire an operating business, we will need to actively seek to identify sources of liquidity. There are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us on a commercially reasonable basis, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Furthermore, our “going concern” and lack of commercial operations may make it more difficult for us to raise funds.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing any future business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three and six months ended March 31, 2016.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the three and six months ended March 31, 2016 for a discussion of Recently Issued Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of March 31, 2016, our disclosure controls and procedures were not effective due to the following:

●
We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
●
We have an inadequate number of personnel to properly implement control procedures.
●
Due to the size and lack of resources of our Company, we have not fully developed formal accounting policies and procedures.
●
We have not properly complied with all aspects of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer), who also serves as our Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material pending legal proceedings to which the Company or its Subsidiaries are a party or of which any of its properties, or the properties of its Subsidiaries, are the subject. In addition, the Company does not know of any such proceedings contemplated by any governmental authorities.

The Company knows of no material proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or its Subsidiaries or has a material interest adverse to the Company or its Subsidiaries.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended September 30, 2015 that was filed on January 13, 2016, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK PHARMACEUTICALS, INC.

By: /s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: September 12, 2017