Form 10-Q
period 2016-06-30
PEAK PHARMACEUTICALS, INC.
filed 2017-09-13
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

PEAK PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,575	$201,656
Prepaid expenses	-	7,250
Assets of discontinued operations held for sale	-	50,383
Total current assets	1,575	259,289
Fixed assets, net of depreciation	-	1,336
Intangible assets, net of amortization	-	18,245
Deposits	-	2,500
Total Assets	$1,575	$281,370

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$80,994	$43,238
Accounts payable - related parties	57,584	27,000
Accrued liabilities	360	39,151
Liabilities of discontinued operations held for sale	-	179,243
Total current liabilities	138,938	288,632
Total Liabilities	138,938	288,632

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of June 30, 2016 and September 30, 2015	7,836	7,836
Additional paid in capital	4,855,566	6,151,997
Accumulated deficit	(5,000,765)	(6,167,095)
Total Stockholders’ Deficit	(137,363)	(7,262)
Total Liabilities and Stockholders’ (Deficit)	$1,575	$281,370

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses (income):
General and administrative	9,836	230,953	185,833	368,519
Depreciation and amortization	-	2,957	18,974	8,912
Equity based compensation	-	263,271	(1,296,431)	1,533,322
Total operating expenses (income)	9,836	497,181	(1,091,624)	1,910,753

Operating income (loss)	(9,836)	(497,181)	1,091,624	(1,910,753)

Other expenses
Interest	-	-	-	(495)
Total other expenses	-	-	-	(495)

Income (loss) from continuing operations	(9,836)	(497,181)	1,091,624	(1,911,248)

Income from operations of discontinued Canna-Pet component (including gain (loss) on disposal of $Nil and $74,706, for the three and nine months ended June 30, 2016, respectively)	-	8,698	74,706	17,469

Net income (loss)	$(9,836)	$(488,483)	$1,166,330	$(1,893,779)

Per share information - basic and fully diluted:
Basic weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,305,591
Diluted weighted average shares outstanding	78,363,562	78,363,562	80,372,603	78,305,591

Continuing operations:
Net income (loss) per share - basic and diluted	$(0.00)	$(0.01)	$0.01	$(0.02)

Discontinued operations:
Net income (loss) per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	(Unaudited)
	2016	2015
Net cash used in operating activities	$(200,081)	$(209,623)

Cash flows from financing activities:
Purchase of fixed assets	-	(2,187)
Net cash provided by financing activities	-	(2,187)

Net cash provided by investing activities	-	-

Net change in cash	(200,081)	(211,810)
Cash, beginning of period	201,656	451,431
Cash, end of period	$1,575	$239,621

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$495
Cash paid for income taxes	$-	$-

Non-cash investing activities
Gain on disposal of Canna-Pet	$80,903	$-

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

Financial Instruments

Our financial instruments consist of cash, and payables. The carrying values of these instruments approximate fair value due to the short-term maturities of these instruments.

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

Our only long-lived assets are our website and computer equipment. If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. Our estimates of aggregate future cash flows expected to be generated by our long-lived asset are based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the three months ended June 30, 2016, we charged $0 to amortization expense for the impairment of our website.

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

ASU Update 2014-15, Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2015. We have adopted ASU 2015-03 and it has not had a material impact on our Consolidated Financial Statements.

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

Reclassifications

Certain amounts from prior periods have been reclassified for consistency with the presentation of the three and nine-month periods ended June 30, 2016. These reclassifications had no effect on the reported results of operations.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception and have an accumulated deficit of $5,000,765 as of June 30, 2016. This condition raises substantial doubt as to our ability to continue as a going concern. Although the expenses of our operations have been significantly reduced due to the termination of the license agreement as outlined in Note 3, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. There can be no assurance that such a plan will be successful.

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

The income from discontinued operations presented in the statements of operations consists of the following for the nine-month periods ended June 30, 2016 and 2015, respectively:

	2016	2015
Revenues	$-	$465,517
Cost of goods sold	-	(203,486)
General and administrative expenses, including depreciation and amortization	(6,197)	(244,562)
Gain on disposal of discontinued operations	80,903	-
Income from discontinued operations	$74,706	$17,469

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at June 30, 2016 and September 30, 2015, consist of website costs of $35,000, less accumulated amortization of $35,000 and $16,755, respectively. The website costs have been fully amortized. During the three months ended June 30, 2016, we charged $Nil to amortization expense for the impairment of our website.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We have no operating lease commitments as of June 30, 2016.

Rent expense was $0 and $6,380 for the three and nine months ended June 30, 2016, respectively. Rent expense was $5,820 and $17,971 for the three and nine months ended June 30, 2015, respectively

NOTE 7 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the three and nine-month periods ended June 30, 2016 and 2015

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

●
Expected life (in years) – 10
●
Volatility (based on a comparable companies) – 123%
●
Risk Free interest rate – 2.56%
●
Dividend yield (on common stock) – 0%

As per guidance in the ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), we are amortizing the fair value of the options on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method).

During the nine months ended June 30, 2016, the Company recognized stock based compensation of $280,053. During the nine-month period ending June 30, 2016, the officers holding the 4,500,000 options resigned and the option were no longer exercisable. In accordance with ASC 718, previously expensed stock based compensation which requisite service will not be provided and are forfeited and reversed. As a result, previously recorded stock based compensation of $1,576,484 was reversed and credited to stock based compensation expense during the nine months ended June 30, 2016.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2014 and September 30, 2015	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	(4,500,000)			-
Outstanding June 30, 2016	2,916,000	$0.0067	7.95	-
Exercisable	2,916,000	$0.0067	7.95	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of June 30, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding June 30, 2016 and September 30, 2015 and 2014	375,000	$0.0067	7.79	-
Exercisable	375,000	$0.0067	7.79	-

Total equity based compensation for the three months ended June 30, 2016 and 2015 was $0 and $263,271, respectively. Total equity based compensation for the nine months ended June 30, 2016 and 2015 was ($1,296,431) and $1,533,322, respectively.

NOTE 9 – INCOME TAX

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2016, the estimated effective tax rate for the year is 0%.

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

For the three months ended June 30, 2016 and 2015 we did not have any interest and penalties associated with tax positions. As of June 30, 2016 we did not have any significant unrecognized uncertain tax positions.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-Q for the year ended September 30, 2015, as filed on January 13, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

On October 10, 2013, we entered into a joint venture agreement with Produced Water Solutions, Inc., a Colorado corporation, that was in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. Due to our research of this business opportunity, on December 31, 2013, we determined not to move forward with this line of business.

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

On October 12, 2015, we entered into an agreement for the termination (“Termination Agreement”) of the License Agreement, effectively selling the discontinued operations. The Termination Agreement contained the following provisions:

●
Termination of License: The parties agreed to terminate the License Agreement effective as of October 1, 2015, this termination was made by agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

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

Recent Corporate Developments

Since the commencement of the year through June 30, 2016, we have not experienced any significant corporate developments.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue

There were no revenues for the three months ended June 30, 2016 or 2015.

Operating Expenses

Our expenses for the three months ended June 30, 2016 are summarized as follows in comparison to our expenses for the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015

General and administrative	$9,836	$230,953
Depreciation and amortization	-	2,957
Stock based compensation	-	263,271
Total operating expenses	$9,836	$497,181

General and administrative expense decreased by $221,117 for the three months ended June 30, 2016 from the comparative period of 2015. The decrease is due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operating expenses related to the operation of that business. Depreciation and amortization expense decreased by $2,957 due to the completed impairment and write-down of our website costs. Stock based compensation decreased by $263,271 for the three months ended June 30, 2016 from the comparative period in 2015 due to reduction in the use of common stock to pay certain expense due to the overall reduction in business operations.

Comparison of the Nine Months Ended June 30, 2016 to the Nine Months Ended June 30, 2015

Revenue

There were no revenues for the three months ended June 30, 2016 or 2015.

Operating Expenses

Our expenses for the nine months ended June 30, 2016 are summarized as follows in comparison to our expenses for the nine months ended June 30, 2015:

	Nine Months Ended June 30,
	2016	2015

General and administrative	$185,833	$368,519
Depreciation and amortization	18,974	8,912
Stock based compensation	(1,296,431)	1,533,322
Total operating expenses	$(1,091,624)	$1,910,753

General and administrative expense decreased by $182,686 for the nine months ended June 30, 2016 from the comparative period of 2015, due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operating expenses related to the operation of that business. Depreciation and amortization expense increased by $10,062 due to the impairment and write-down of our website costs of $15,264 during the nine months ended June 30, 2016. Stock based compensation decreased by $2,829,753 primarily due to the forfeiture and reversal of stock options to officers resulting in a credit of $1,296,431 during the nine months ended June 30, 2016.

Discontinued Operations

Our Canna-Pet business segment began operations in October 2014. As a result of recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet, LLC and to cease all operations relating to sale of hemp-based products for pets.

The income (loss) from discontinued operations presented in the statements of operations consists of the following for the nine-month periods ended June 30, 2016 and 2015:

	2016	2015
Revenues	$-	$667,631
Cost of goods sold	-	(217,525)
General and administrative expenses	-	(423,939)
Gain on disposal of discontinued operations	74,706	-
Income from discontinued operations	$74,706	$26,167

Liquidity and Financial Condition

Working Capital Deficiency

	June 30, 2016	September 30, 2015
Current assets	$1,575	$259,289
Current liabilities	138,938	288,632
Working capital deficiency	$(137,363)	$(29,343)

The decrease in current assets is mainly due to a decrease in cash resulting from cash used in operation activities of $200,081 during the nine months ended June 30, 2016. The decrease in current liabilities is due primarily from the elimination of the liabilities related to discontinued operations during the nine months ended June 30, 2016.

Cash Flows

	Nine Months Ended June 30,
	2016	2015
Net income (loss)	$1,166,330	$(1,902,477)
Net cash used in operating activities	(200,081)	(209,623)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	(2,187)
Increase (decrease) in cash	$(200,081)	$(211,810)

As of June 30, 2016, our cash balance was $1,575. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the nine months ended June 30, 2016 was $200,081 mainly due to payment of general and administrative expenses during the period.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through March 31, 2016 of $5,000,765. The Company's cash and cash equivalents balance as of June 30, 2016 is $1,575. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While we will actively seek to identify sources of liquidity, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us on a commercially reasonable basis, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Furthermore, our “going concern” and lack of commercial operations may make it more difficult for us to raise funds.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three and nine months ended June 30, 2016.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the three and nine months ended June 30, 2016 for a discussion of Recently Issued Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of June 30, 2016, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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