Form 10-K
period 2016-09-30
PEAK PHARMACEUTICALS, INC.
filed 2017-09-13
CIK 1452804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: September 30, 2016

or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission file number 005-87668

PEAK PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-1973257
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 659-6404

700 N. Colorado Blvd., #734, Denver, CO 80206
(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The registrant had 78,363,567 shares of common stock outstanding as of September 12, 2017.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	28

SIGNATURES	29

PART I
ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●
the plans and objectives of management for future operations, including plans or objectives relating to the development of our business plan to merge or acquire another operating business;
●
a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items;
●
our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”); and
●
the assumptions underlying or relating to any statement described in points above.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended September 30, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Peak,” “we,” “us,” “our,” or the “Company” refer to Peak Pharmaceuticals, Inc. and its Subsidiary, Peak BioPharma Corp. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Markets, QB Tier, under the symbol “PKPH.”

Corporate History and Overview

We were first incorporated in Nevada as Surf A Movie Solutions, Inc. on December 18, 2007 to engage in the business of the development sale and marketing of online video sales. We were not successful in our efforts and discontinued this line of business. Since that time and until August 8, 2014, we were a “shell company” (as such term is defined in Rule 12b2 under the Exchange Act).

On August 30, 2013, we changed our name to Frac Water Systems, Inc. and on October 10, 2013 we decided to engage in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. Due to our research of the business opportunities, on December 31, 2013 we determined not to move forward with this line of business.

In early March 2014, we decided to enter in to the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014, we changed our name to Cannabis Therapy Corporation and on March 24, 2014 changed our trading symbol on OTC Markets to “CTCO”. On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc. and our trading symbol changed to “PKPH” on February 5, 2015.

Since early March 2014 we had been operating as a biopharmaceutical and nutraceutical company seeking to develop, manufacture, market and sell safe, high quality, medicinal products based on extracts from hemp. Our primary initial focus was on exploitation of the exclusive license we received from CannaPet, LLC, a developer of ingestible health products for pets made from hemp. We had also taken initial steps related to development of overthecounter, THCfree, hemp based products for the human market for the prevention and alleviation of symptoms associated with inflammatory and autoimmune diseases. Recently, hemp cultivation was legalized in 11 states, including Colorado, and, on a limited basis, at the federal level as part of the Agricultural Act of 2014 (the “2014 US Farm Bill”) passed in February 2014, which sets the agricultural product apart from marijuana. Industrial hemp has THC content below 0.3%, compared to the 120% typically found in marijuana.

On July 29, 2014, through our whollyowned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with CannaPet, LLC, (“Licensor”) a Washington limited liability corporation. They own the brand name “CannaPet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and knowhow, and other related intellectual property (collectively, the “Licensed Intellectual Property”). This is used by the Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp, which are intended exclusively for consumption by pets. Pursuant to the License Agreement, the Licensor granted to us a perpetual, exclusive, worldwide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp, as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gave us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provided us with an immediate revenue source and access to Licensor’s customer base. The License Agreement specified that during the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

Based upon regulatory activity related to imposition of restrictions and limitations on the sale and marketing of hempbased health products for the veterinary market, on October 1, 2015, we elected to terminate our license agreement with CannaPet and cease all operations relating to sale of hempbased products for animals. Furthermore, based on advice from the Food and Drug Administration, as well as our regulatory counsel, we decided to revise our strategy and discontinue all efforts to develop and market hempbased health products.

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

Furthermore, based on advice from the Food and Drug Administration, as well as our regulatory counsel, we decided to revise our strategy and discontinue all efforts to develop and market hemp based health products. We currently are pursuing acquiring or merging with an entity with significant operations in order to create a viable business model and value for our shareholders.

All of our business operations are carried on through our wholly owned subsidiary, Peak BioPharma Corp., a Colorado corporation. Throughout this Report, unless otherwise noted or required by the context, references to “the Company,” “us,” “we,” “our,” and similar terms refers to Peak Pharmaceuticals, Inc. and our wholly owned subsidiary, Peak BioPharma Corp.

We currently have authorized 350,000,000 shares of capital stock, consisting of (i) 325,000,000 shares of common stock, and (ii) 25,000,000 shares of “blank check” Preferred Stock.

On August 15, 2012, our board of directors and stockholders owning a majority of our outstanding common shares, authorized a 50 for 1 forward stock split of our issued and outstanding common stock. The forward split became effective on September 27, 2012. Due to the forward split, each outstanding share was split into 50 shares. On March 11, 2014, our board of directors authorized a 1.5 for 1 forward stock split of our common stock in the form of a dividend. In connection therewith, our shareholders of record as of the close of business on March 28, 2014 received an additional 0.5 share of our common stock for each share of our issued and outstanding common stock held by them on such date. The forward stock split became effective on April 1, 2014.

Strategy and Outlook

If we can raise sufficient capital, of which there can be no assurance, our business strategy is to actively pursue additional opportunities and operating companies to merge with or acquire in furtherance of a profitable business and to build value for our shareholders.

Employees

As of the date of this report we have 1 employee, Neil Reithinger, our principal executive officer.

Subsidiaries

All of our business operations are carried on through our whollyowned subsidiary, Peak BioPharma Corp., a Colorado corporation.

Intellectual Property

We do not presently own any intellectual property.

Government Regulation

Based upon the regulatory activity related to imposition of restrictions and limitations on the sale and marketing of hempbased health products for the veterinary market, on October 1, 2015, we elected to terminate our license agreement with CannaPet and cease all operations relating to sale of hempbased products for animals. Furthermore, based on advice from the Food and Drug Administration, as well as our regulatory counsel, we decided to revise our strategy and discontinue all efforts to develop and market hempbased health products. As a result, we are currently not subject to any government regulation.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

We have a limited operating history upon which investors can evaluate our future prospects. We may never attain profitability.

Given our limited operating history, management has little basis on which to forecast future demand for our products and out anticipated revenues. Our anticipated and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our revenues to date have been from the CannaPet business, which we elected to terminate as of October 1, 2015, subsequent to the fiscal year ended September 30, 2015.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since our incorporation in 2007. We anticipate that our operating expenses will increase in the foreseeable future as we continue to explore operating companies to merge with or acquire. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. If we are unable to do so, we and our business, financial condition and operating results could be materially and adversely affected.

We will require additional working capital in order to continue operations and we may not be able to secure the necessary additional financing.

We will require additional working capital in order to continue to remain compliant under the Exchange Act and to continue to explore future business opportunities. We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we will be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit, and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to merge or acquire an operating business and obtain additional equity or debt financing or other capital and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to find an operating company to merge with or acquire, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Risks Related to Investment

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

Any future issuance of our equity or equity backed securities may dilute then current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities related to hiring or retaining employees and consultants as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of our common stock are then traded.

We may be unable to raise enough capital through sales of our equity and debt securities to implement our business plan.

We will be largely dependent on capital raised through sales of our equity and debt securities. Currently, we have not made any arrangements to raise additional cash, and we cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we will be unable to continue operations or to implement our business plan, and will be required to cease our operations entirely.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

We currently have authorized 350,000,000 shares of capital stock consisting of (i) 325,000,000 shares of common stock, and (ii) 25,000,000 shares of "blank check" Preferred Stock. As a result, our Board is authorized to issue up to 25,000,000 shares of preferred stock with powers, rights and preferences designated by it. See “Preferred Stock” in the section of this Report titled “Description of Securities.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of Preferred Stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments to Rule 144 which became effective on February 15, 2008 which amendments apply to securities acquired both before and after that date, by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company unless all of the following conditions are met:

●
the issuer of the securities that was formerly a shell company has ceased to be a shell company.
●
the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act.
●
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8K reports. and
●
at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

The SEC has adopted Rule 15g9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●
that a broker or dealer approve a person’s account for transactions in penny stocks. and
●
the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●
obtain financial information and investment experience objectives of the person. and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●
the basis on which the broker or dealer made the suitability determination. and
●
that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the brokerdealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260. Our registered agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880 Reno, NV 89501.

Intellectual Property

We do not presently own any intellectual property.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

From May 17, 2010 until September 11, 2013, our shares of common stock were quoted on the OTC Bulletin Board and the OTCQB, under the stock symbol “SURF,” from September 12, 2013 until March 23, 2014, under the symbol “FWSI,” from March 24, 2014 until February 4, 2015 under the symbol “CTCO,” and since February 5, 2015 under the symbol “PKPH.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
September 30, 2016	$ 0.210	$ 0.017
June 30, 2016	$ 0.340	$ 0.060
March 31, 2016	$ 0.100	$ 0.050
December 31, 2015	$ 0.215	$ 0.055
September 30, 2015	$ 0.300	$ 0.110
June 30, 2015	$ 0.280	$ 0.110
March 31, 2015	$ 0.750	$ 0.110
December 31, 2014	$ 0.700	$ 0.140

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093. Their phone number is (469) 633-0101 and their website is www.stctransfer.com.

Holders of Common Stock

As of the date of this Report, we have 78,363,567 shares of common stock issued and outstanding held by approximately 19 stockholders of record.

Registration Rights

There were no registration rights as of September 30, 2016.

Dividends

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements because of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events. They are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K, information in press releases, and other communications to shareholders issued by us from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see our “Risk Factors” for a list of our risk factors.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our financial results for the periods covered.

Results of Operations

Comparison of the Twelve Months Ended September 30, 2016 to the Twelve Months Ended September 30, 2015

Revenue

For the years ended September 30, 2016 and 2015, there was no revenue.

Expenses

The Company’s expenses for the years ended September 30, 2016 and 2015, are summarized as follows:

	Year ended September 30,
	2016	2015

General and administrative	$189,928	$462,688
Depreciation and amortization	18,974	11,893
Stock based compensation	(1,296,431)	1,864,297
Total operating expenses	$(1,087,529)	$2,338,878

The decrease in general and administrative expenses for the year ended September 30, 2016, compared to the year ended September 30, 2015 of $272,760 is due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction related to the operation of that business. The increase in depreciation & amortization of $7,081 for year ended September 30, 2016 compared to 2015, is due to the remainder of the website being amortized and a true-up entry for discontinued operations. The decrease in equity based compensation of $3,160,728 for the year ended September 30, 2016 compared to 2015 was due to the forfeiture and reversal of stock options to officers.

Discontinued Operations

Our Canna-Pet business segment began operations in October 2014. Due to recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet, LLC and to cease all operations relating to sale of hemp-based products for pets.

The income (loss) from discontinued operations presented in the statements of operations consists of the following for the year ended periods ended September 30, 2016 & 2015:

	Year ended September 30,
	2016	2015
Revenues	$-	$1,039,393
Cost of goods sold	-	(305,295)
General and administrative	(6,197)	(700,160)
Gain on disposal of discontinued operations	80,903	-
Depreciation	-	(850)
Interest	-	(48)
Total operating expenses	$74,706	$33,040

Other Income (Expense)

	Year ended September 30,
	2016	2015
Interest Expense	$-	$2,202

Total operating expenses	$-	$2,202

The decrease in other expense for the year ended September 30, 2016 compared to the prior year is mainly attributable to the scaling down of operations and termination of the license agreement with Canna-Pet.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the twelve months ended September 30, 2016 and 2015:

	Year ended September 30,
	2016	2015
Current Assets	$1,304	$261,789
Current Liabilities	142,762	288,632
Working capital	$(141,458)	$(26,843)

The decrease in current assets is mainly due to a decrease in cash resulting from cash used in operating activities of $200,352 during the year ended September 30, 2016. The decrease in current liabilities is due primarily from the elimination of the liabilities related to discontinued operations during the year ended September 30, 2016.

Cash Flows

The following table sets forth a summary of changes in cash flows for the twelve months ended September 30, 2016 and 2015:

	Twelve Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(200,352)	$(247,589)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	-	(2,186)
Change in cash	$(200,352)	$(249,775)

The increase in net cash used in operating activities is mainly due to the scaled down business operations after the termination and discontinued operations of Canna-Pet.

Net cash used in operations for the twelve months ended September 30, 2016 was $200,352 mainly due to payments of general and administrative expenses during this period.

We need to raise additional operating capital on an immediate basis. Although the expenses of our operations have been significantly reduced due to the termination of the license agreement as outline in Note 3 of the financial statements, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowing from individuals. There can be no assurance that such a plan will be successful.

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

Going Concern

The audited consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of September 30, 2016, the Company had an accumulated deficit of $5,004,860. During the twelve months ended September 30, 2016 and 2015, the Company incurred net income and losses of $1,162,235 and $2,308,040, respectively, and used cash in operating activities of $200,352 and $247,589, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Cash Requirements

Management anticipates that it will require an additional $30,000 over the next twelve months to cover costs. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $15,000. There can be no assurance, however, that financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 2016, the Company does not have any cash equivalents.

Accounts Receivable

The company does not presently have any Accounts Receivable.

Non-controlling Interest

None

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of September 30, 2016, the Company has 3,291,000 stock options outstanding. As of September 30, 2015, the Company had 7,791,000 stock options outstanding.

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

For the years ended September 30, 2016 and 2015 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on ASC 718 Compensation—Stock Compensation, where the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505 Equity, where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair Value Measurements

During the fiscal year ended September 30, 2016, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. The Company has also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent sources. Unobservable inputs are inputs that reflect Peak’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, notes payable, accrued liabilities and derivative liabilities. The estimated fair value of cash, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal.

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five- step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, although early adoption is permitted. This guidance is not expected to have an impact on the financial statements of the Company. If any event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosures as required by ASU 2014-15.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. According to ASU 2015-11, an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of ASU 2015-11, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt the above. The adoption doesn’t have a significant impact on the Company’s consolidated financial position or results of operations.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)
lack of a functioning audit committee;
(ii)
inadequate segregation of duties consistent with control objectives; and
(iii)
ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2016.

Management believes the weaknesses identified above have not had any material effect on our financial statements. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as soon as practicable and as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Remediation Plan

Subject to raising additional working capital, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the next fiscal year once we have identified a suitable business to acquire and as our capital resources allow:

(i)
appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies;
(ii)
adopt sufficient written policies and procedures for accounting and financial reporting; and
(iii)
appoint independent board members and a functioning audit committee

The remediation efforts set out in (i) is largely dependent upon our company identifying and acquiring a suitable operating business and securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required. If we are unsuccessful in such endeavors, remediation efforts may be delayed. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended September 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Set forth below is the present director and executive officer of the Company. Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
Neil Reithinger (1)	Chief Executive Officer, Chief Financial Officer and Director	46	April 6, 2016

Notes

(1)
On April 6, 2016, the Board of Directors of the Company accepted the resignation of Arnold Tinter as Chief Executive Officer and Chief Financial Officer, effective as of March 31, 2016, and in accordance with the provisions of Section 4.4 of the Company’s Bylaws, appointed Neil Reithinger as Chief Executive Officer and Chief Financial Officer, to fill the vacancies created by the resignation of Mr. Tinter. Furthermore, in accordance with the provisions of Section 3.6 of the Company’s Bylaws, Neil Reithinger was appointed as a member of the Company’s Board of Directors to fill the vacancy created by the resignation of Vered Caplan, to serve for the remainder of her unexpired term as a director, and thereafter until his successor has been duly elected and qualified.

Business Experience

The following is a brief account of the education and business experience of Neil Reithinger, our sole officer and director, during the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed.

Neil Reithinger – Chief Executive Officer, Chief Financial Officer and Director

Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC (“Eventus”), a private, CFO-services firm incorporated in Arizona that specializes in capital advisory and SEC compliance for publicly-traded and emerging growth companies, a firm he founded in 2009. He is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona, a firm he founded in 2012. He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

Family Relationships

Being our sole officer and director, there are no family relationships that are relevant.

Significant Employees

We do not have other significant employees.

Committees of Board of Directors

There are currently no committees of the Board of Directors.

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for reelection or reappointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or interdealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” Currently, we have one director, Neil Reithinger, who is not “independent” within the definition of independence provided in the Marketplace Rules of The NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended September 30, 2016, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Code of Ethics

In December 2013, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on December 27, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2016, and 2015 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2016. (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended September 30, 2016 that received annual compensation during the fiscal year ended September 30, 2016 in excess of $100,000. and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended September 30, 2016 that received annual compensation during the fiscal year ended September 30, 2016 in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Neil Reithinger CEO & CFO 1	2016 2015	- -	- -	- -	- -	- -	- -	- -	- -
Soren Mogelsvang, CEO 1	2016 2015	$ 43,750 -	- -	- -	- -	- -	- -	- -	$ 43,750 -
Arnold Tinter, CFO 1	2016 2015	- -	- -	- -	- -	- -	- -	- -	- -

Notes

(1)
During the year ended September 30, 2016, Mr. Mogelsvang & Mr. Tinter tenured their resignations as the Chief Executive and Chief Financial Officer. Neil Reithinger was appointed as Chief Executive and Chief Financial Officer on April 6, 2016. No officers received compensation through fiscal year end September 30, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of September 30, 2016.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Soren Mogelsvang	-	-	-	-	-	-	-	-	-
Arnold Tinter	-	-	-	-	-	-	-	-	-
Neil Reithinger	-	-	-	-	-	-	-	-	-

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended September 30, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Neil Reithinger	-	-	-	-	-	-	-
Cohava Gelber	$12,000	-	-	-	-	-	$12,000
Guy Yachin	$12,000	-	-	-	-	-	$12,000

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of September 30, 2016 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling stockholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Common Stock	Aaron Gelber 14645 Sulky Court Run Mokesville, VA 20181	14,939,999 Direct	19.06%
Common Stock	Iris Yachin 7 Orchard Way North Potomac, MD 20854	14,939,999 Direct	19.06%
Common Stock	Talal Yassin 3040 Rosebery Ave West Vancouver BC, Canada V7V 349	4,871,319 Direct	6.22%
	Total Beneficial Holders as a Group	34,751,317 Direct	44.34%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)(2)
Common Stock	Neil Reithinger 14201 N Hayden Road, Suite A-1 Scottsdale, AZ 85260	-	-
Common Stock	Directors & Executive Officers as a group (1 person)	-	-

Notes

(1)	Percentages are based upon 78,363,567 shares of our common stock issued and outstanding as of September 30, 2016.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants or notes currently exercisable or convertible or exercisable within 60 days of September 30, 2016 are deemed outstanding for the purpose of computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of September 30, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●
any director or executive officer of our company;
●
any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●
any promoters and control persons; and
●
any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

In connection with the approval of our 2014 Equity Incentive Plan on May 22, 2014, our Board of Directors granted 4,000,000 nonstatutory stock options under the 2014 Plan with an exercise price of $0.20 per share to our President and Chief Executive Officer, Soren Mogelsvang, and granted 500,000 nonstatutory stock options under the 2014 Plan with an exercise price of $0.20 per share to our Treasurer and Chief Financial Officer, Arnold Tinter.

On June 26, 2014, we entered into a Services Agreement with Caerus Discovery, LLC. (See “Description of Business – Research Services Agreement”). Cohava Gelber, one of our directors, is the Chief Executive Officer, President and Principal Equity Holder of Caerus. Soren Mogelsvang, our President, Chief Executive Officer and a director previously served as Caerus’ Vice President of Research and Development.

Name of Related Party	Relationship with the Company
Soren Mogelsvang	Former President and Chief Executive Officer
Guy Yachin	Former Board Member
Cohava Gelber	Former Director

	September 30, 2016	September 30, 2015
Soren Mogelsvang	$43,750	$-
Guy Yachin	12,000	-
Cohava Gelber	12,000	-
	$67,750	$-

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective July 12, 2016, Eide Bailly LLP (“Eide Bailly”) resigned as our independent registered public accounting firm. On March 17, 2017, we engaged Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) as our new independent registered public accounting firm. The following table sets forth the fees billed to the Company for professional services rendered by Eide Bailly and DMCL, respectively, for each of the years ended September 30, 2016 and 2015:

	DMCL		EIDE BAILLY
Services	2016	2015	2016	2015
Audit fees	$-	$-	$26,500	$-
Audit related fees	-	-	-	-
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total fees	$-	$-	$26,500	$-

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered. Our board of directors has considered the nature and amount of fees billed and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(16)	Letter Regarding Change in Certifying Accountant
16.1	Responsive Letter from Eide Bailly LLP (incorporated by reference to our Registration Statement on Form 8-K filed on July 18, 2016)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

PEAK PHARMACEUTICALS

By: /s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer & Chief Financial Officer
Date: September 12, 2017

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Peak Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Peak Pharmaceuticals, Inc. (the “Company”) as of September 30, 2016 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these consolidated financial statements present fairly, in all material respects, the financial position of Peak Pharmaceuticals, Inc. as of September 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficiency, has incurred losses since inception, and has negative cash flows from operations. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of Peak Pharmaceuticals, Inc. for the year ended September 30, 2015 were audited by another auditor who expressed an unmodified opinion on those financial statements on January 12, 2016.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
September 12, 2017

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2016	2015

Assets
Current assets:
Cash	$1,304	$201,656
Prepaid expenses	-	7,250
Assets of discontinued operations held for sale	-	50,383
Total current assets	1,304	259,289
Fixed assets, net of depreciation	-	1,336
Intangible assets, net of amortization	-	18,245
Deposit	-	2,500
Total Assets	$1,304	$281,370

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$82,526	$43,238
Accounts payable - related parties	47,877	27,000
Accrued liabilities	12,359	39,151
Liabilities of discontinued operations held for sale	-	179,243
Total current liabilities	142,762	288,632
Total Liabilities	142,762	288,632

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of September 30, 2016 and 2015	7,836	7,836
Additional paid in capital	4,855,566	6,151,997
Accumulated deficit	(5,004,860)	(6,167,095)
Total Stockholders’ Deficit	(141,458)	(7,262)
Total Liabilities and Stockholders’ (Deficit)	$1,304	$281,370

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2016	2015

Operating expenses (recovery):
General and administrative	$189,928	$462,688
Amortization	18,974	11,893
Equity based compensation	(1,296,431)	1,864,297
Total operating expenses (recovery)	(1,087,529)	2,338,878

Operating income (loss)	1,087,529	(2,338,878)

Other expenses
Interest	-	(2,202)
Total other expenses	-	(2,202)

Loss from continuing operations	1,087,529	(2,341,080)

Income from operations of discontinued Canna-Pet component (including gain on disposal of $80,903 for the year ended September, 30, 2016)	74,706	33,040

Net and comprehensive income (loss)	$1,162,235	$(2,308,040)

Per share information - basic and fully diluted:
Basic weighted average shares outstanding	78,363,562	78,276,605
Diluted weighted average shares outstanding	80,919,572	78,276,605

Continuing operations:
Net income (loss) per share - basic and diluted	$0.01	$(0.03)

Discontinued operations:
Net income (loss) per share - basic and diluted	$0.00	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’ DEFICIT

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, September 30, 2014	78,163,562	$7,816	$4,287,720	$(3,859,055)	$436,481

Shares issued for services to non-employees	200,000	20	35,980	-	36,000
Equity based compensation	-	-	1,828,297	-	1,828,297
Net loss	-	-	-	(2,308,040)	(2,308,040)
Balance, September 30, 2015	78,363,562	7,836	6,151,997	(6,167,095)	(7,262)

Equity based compensation, net of forfeitures	-	-	(1,296,431)	-	(1,296,431)
Net income	-	-	-	1,162,235	1,162,235
Balance, September 30, 2016	78,363,562	$7,836	$4,855,566	$(5,004,860)	$(141,458)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$1,162,235	$(2,308,040)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	729	850
Amortization of Website	18,245	11,894
Shares issued for services to non-employee	-	36,000
Equity based compensation	(1,296,431)	1,828,297
Other	607	-
Change in operating assets and liabilities
Prepaid expenses	7,250	(412)
Deposits	2,500	-
Assets of disconinued operations held for sale	50,383	(50,383)
Liabilities of disconinued operations held for sale	(179,243)	179,243
Accounts payable and accrued liabilities	(14,504)	38,855
Accounts payable - related parties	47,877	16,107
Net cash used in operating activities	(200,352)	(247,589)

Cash flows from investing activities
Purchase of equipment	-	(2,186)
Net cash provided by investing activities	-	(2,186)

Net change in cash	(200,352)	(249,775)
Cash, beginning of period	201,656	451,431
Cash, end of period	$1,304	$201,656

Supplemental disclusre of cash flow information
Cash paid for interst	$2,250	$2,250
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED SEPTEMBER 30, 2016

NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak BioPharma Corp. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of valuation of stock-based compensation, and valuation allowances against net deferred tax assets.

Revenue Recognition and Cost of Sales

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured. Revenue represents the sale of products and related shipping fees. Revenue is included in income from operations of BioPharma’s discontinued CannaPet component, Cost of sales includes the cost of products sold and shipping costs attributable to the revenue. Cost of sales is included in income from operations of BioPharma’s discontinued CannaPet component.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2016, the Company does not have any cash equivalents.

Inventory

Inventory, which is included in assets of discontinued operations held for sale, is stated at the lower of cost or market on a first in first out basis.

Equipment

Equipment consists of computer equipment and is recorded at cost less accumulated depreciation. The Company’s equipment is amortized on a straight-line basis over its estimated life.

Net Loss Per Share of Common Stock

The Company follows ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of September 30, 2016, the Company has 3,291,000 stock options outstanding and no warrants outstanding. As of September 30, 2015, the Company had 7,791,000 stock options outstanding and no warrants outstanding.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to the ASC Topic 740 Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

Equity Based Payments

Equity based payments are accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. The compensation cost is based upon fair value of the equity instrument at the date grant. The fair value has been estimated using the BlackSholes option pricing model. In addition, payments made to nonemployees are accounted for in accordance with ASC Topic 505, EquityBased payments to NonEmployees.

Fair Value Measurements

Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable. The estimated fair value of these financial instruments approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis, but are subject to periodic impairment tests. These items primarily include long-lived assets and other intangible assets.

Intangible Asset

The intangible asset is our website that was being amortized over the expected useful life which we estimated to be three years. During the year ended September 30, 2016, it was determined the website is fully impaired as it is no longer used and as such we expensed the remaining balance to amortization expense. Amortization expense charged to operations for the twelve-month period ended September 30, 2016 and 2015, was $18,245 and $11,894, respectively.

Long-lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of our long-lived assets may be impaired. An asset’s value may be impaired only if management’s estimate of the aggregate future cash flows, on an undiscounted basis, to be generated by the asset are less than the carrying value of the asset.

Our only long lived assets are our website and computer equipment. If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. Our estimates of aggregate future cash flows expected to be generated by our long-lived asset are based on several assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict, and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the twelve months ended September 30, 2016, we charged $18,245 to amortization expense for the impairment of our website.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. The FASB issued Accounting Standards Update (“ASU”) 201415 Presentation of Financial Statements  Going Concern (Sub Topic 20540) issued August 27, 2014 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

In addition, the FASB issued ASU No. 201409 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2016. We have not yet assessed the impact, if any, of adopting this standard.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2016, and 2015, the Company had an accumulated deficit of $5,004,860 and $6,167,095 respectively. The Company has a working capital deficiency of $141,458. During the years ended September 30, 2016 and 2015, the Company used cash in operating activities of $200,352 and $247,589, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – DISCONTINUED OPERATIONS

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

●
Consideration: As consideration for the cancellation of the License Agreement and the return of other property, as described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all unpaid royalties, invoices and other amounts which were otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2016.

●
Collections: On October 15, 2015, we forwarded to the Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna- Pet products sold on or after October 1, 2015.

The following is a summary of the net assets sold as initially determined at Septembers 30, 2015:

September 30, 2015
Inventory	$41,705
Prepaid expenses	-
Deposits	8,678
Total assets	$50,383

Accounts payable	124,396
Royalties payable	39,506
Accrued liabilities	15,341
Total liabilities	179,243
Net assets sold	$128,860

The income from discontinued operations presented in the statements of operations consists of the following for the twelve-month periods ended September 30, 2016 and 2015, respectively:

	2016	2015
Revenues	$-	$1,039,393
Cost of goods sold	-	(305,295)
General and administrative expenses, including depreciation and amortization	(6,197)	(700,106)
Depreciation	-	(850)
Interest expense	-	(48)
Gain on disposal of discontinued operations	80,903	-
Income from discontinued operations	$74,706	$33,040

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at September 30, 2016 and September 30, 2015, consist of website costs of $35,000, less accumulated amortization of $35,000 and $16,755, respectively. The website costs have been fully amortized.

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties, which can be corporations or individuals, are considered to be related if they have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Directors’ fees and salaries. Included in general and administrative expense for the years ended September 30, 2016 and September 30, 2015 are $24,000 and $94,647 of consulting fees, $24,000 and $0 of Directors’ fees, and $46,355 and $187,409 of salaries to paid to officers and directors of the Company, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

We have no commitments or contingencies as of September 30, 2016. Commitments that existed at September 30, 2015 ceased to exist during the year ended September 30, 2016.

NOTE 8 – COMMON STOCK

We had no preferred or common stock transactions during the year ended September 30, 2016.

On December 22, 2014, pursuant to a Placement Agent Agreement, we issued 200,000 restricted shares of our common stock. The shares were valued at $36,000, $0.18 per share, the trading value, and charged to stock based compensation.

NOTE 9 - OPTIONS

No stock options were granted during the years ended September 30, 2016 and 2015.

As per guidance in the ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), we are amortizing the fair value of the options on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method).

During the year ended September 30, 2016, officers holding 4,500,000 options resigned and the options were no longer exercisable. In accordance with ASC 718, previously expensed equity based compensation which requisite service will not be provided and are forfeited and reversed. As a result, previously recorded equity based compensation of $1,296,431 was reversed and credited to equity based compensation expense during the year ended September 30, 2016.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2014	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	-			-
Outstanding September 30, 2015	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	(4,500,000)			-
Outstanding September 30, 2016	2,916,000	$0.0067	7.45	-
Exercisable	2,916,000	$0.0067	7.45	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of September 30, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2014	375,000	$0.0067		-
Issued	-			-
Cancelled	-			-
Outstanding September 30, 2015	375,000	$0.0067		-
Issued	-			-
Cancelled	-			-
Outstanding September 30, 2016	375,000			-
Exercisable	375,000	$0.0067	7.22	-

Total equity based compensation for the twelve months ended September 30, 2016 and 2015 was ($1,296,431) and $1,864,297, respectively.

NOTE 9 – DEFERRED INCOME TAX

Deferred income tax provision for the years ended September 30, 2016 and 2015 is summarized below:

	2016	2015
Federal	$(64,500)	$(155,900)
State	(5,900)	(14,200)
Total deferred	(70,400)	(170,100)
Increase in valuation allowance	70,400	170,100
	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2016	2015
Income tax provision – federal rate	34.0%	34.0%
State income taxes, net of federal benefit	3.1%	3.1%
Effect of net operating loss	(37.1%)	(37.1%)
	-	-

The net deferred income tax assets at September 30, 2016 and 2015 were $382,200 and $311,800, respectively.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at September 30, 2016 and 2015, respectively, is necessary to reduce the deferred tax assets to the amount that more likely than not be realized. The change in valuation allowance for the current year is $70,400.

As of September 30, 2016, we have a net operating loss carry forward of approximately $1,030,100 (2015: $840,500). The loss will be available to offset future taxable income. If not used, this carry forward will expire in 2036.

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

For the year ended September 30, 2016 and 2015 we did not have any interest and penalties associated with tax positions. As of September 30, 2016 we did not have any significant unrecognized uncertain tax positions.

NOTE 10 – RECLASSIFICATION OF COMPARATIVE FIGURES

Certain prior year amounts included in the consolidated statements of operations have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss.