Form 10-Q
period 2016-12-31
PEAK PHARMACEUTICALS, INC.
filed 2017-09-13
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

PEAK PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2016	2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,179	$1,304
Total current assets	1,179	1,304

Total Assets	$1,179	$1,304

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$111,283	$82,526
Accounts payable - related parties	20,877	47,877
Accrued liabilities	12,360	12,360
Total current liabilities	144,520	142,762
Total Liabilities	144,520	142,762

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of December 31, 2016 and September 30, 2015	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,006,743)	(5,004,860)
Total Stockholders’ Deficit	(143,341)	(141,458)
Total Liabilities and Stockholders’ Deficit	$1,179	$1,304

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2016	2015
Operating expenses (income):
General and administrative	$1,883	$101,659
Depreciation and amortization	-	3,346
Equity based compensation	-	280,053
Total operating expenses	1,883	385,058

Operating loss	(1,883)	(385,058)

Loss from continuing operations	(1,883)	(385,058)

Income from operations of discontinued Canna-Pet component	-	71,099

Net loss	$(1,883)	$(313,959)

Per share information:
Basic weighted average shares outstanding	78,363,562	78,363,562
Diluted weighted average shares outstanding	78,363,562	78,363,562

Continuing operations:
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Discontinued operations:
Net loss per share - basic and diluted	$(0.00)	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,883)	$(313,959)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	280,053
Other general and administration	-	50,132
Depreciation and amortization	-	3,346
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,757	(159,120)
Net cash used in operating activities	(126)	$(139,548)

Net change in cash	(126)	(139,548)
Cash, beginning of period	1,304	201,656
Cash, end of period	$1,179	$62,108

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2016. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

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

Financial Instruments

Our financial instruments consist of cash, and accounts payable. The carrying values of these instruments approximate fair value due to the short-term maturities of these instruments.

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2016 and 2015, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

ASU Update 2014-15, Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2015 and will be evaluated as to impact and implemented accordingly.

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

Reclassifications

Certain amounts from prior periods have been reclassified for consistency with the presentation of the three-month period ended December 31, 2016. These reclassifications had no effect on the reported results of operations.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception and have an accumulated deficit of $5,006,743 as of December 31, 2016. This condition raises substantial doubt as to our ability to continue as a going concern. Although the expenses of our operations have been significantly reduced, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. There can be no assurance that such a plan will be successful.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the three-month period ended December 31, 2016 and 2015

NOTE 5 – OPTIONS

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2015	7,416,000	$0.0067 - $0.20		-
Cancelled	(4,500,000)			-
Outstanding December 31, 2016 and September 30, 2016	2,916,000	$0.0067 - $0.20		-
Exercisable	2,916,000	$0.0067	7.20	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 2016:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding December 31, 2016, September 30, 2016 and October 1, 2015	375,000	$0.0067	6.79	-
Exercisable	375,000	$0.0067	6.79	-

Total equity based compensation for the three months ended December 31, 2016 and 2015 was $0 and $280,053, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on September 12, 2017. Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended September 30, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Recent Corporate Developments

Since the commencement of the year through December 31, 2016, we have not experienced any corporate developments.

Results of Operations

Comparison of the Three Months Ended December 31, 2016

Revenue

There were no revenues for the three months ended December 31, 2016 or 2015.

Operating Expenses

Our expenses for the three months ended December 31, 2016 are summarized as follows in comparison to our expenses for the three months ended December 31, 2015:

	Three Months Ended December 31,
	2016	2015

General and administrative	$1,883	$101,659
Depreciation and amortization	-	3,346
Stock based compensation	-	280,053
Total operating expenses	$1,883	$385,058

General and administrative expense decreased by $99,776 for the three months ended December 31, 2016 from the comparative period of 2015. The decrease is due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operating expenses related to the operation of that business. Depreciation and amortization expense decreased by $3,346 and stock based compensation decreased by $280,053 due to the reduction in operations of the business.

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

The income (loss) from discontinued operations presented in the statements of operations consists of the following for the three-month period ended December 31, 2016 and 2015:

	2016	2015
Revenues	$-	$-
Cost of goods sold	-	-
General and administrative expenses	-	(9,804)
Gain on disposal of discontinued operations	-	80,903
	$-	$71,099

Liquidity and Financial Condition

Working Capital Deficiency

	December 31, 2016	September 30, 2016
Current assets	$1,179	$1,304
Current liabilities	144,520	142,762
Working capital deficiency	$(143,341)	$(141,458)

The decrease in current assets is due to bank fees of $126 during the quarter. The increase in current liabilities is due primarily to late fees being incurred on the open accounts payable during the three months ended December 31, 2016.

Cash Flows

	Three Months Ended December 31,
	2016	2015
Net loss	$(1,883)	$(313,959)
Net cash used in operating activities	(126)	(139,548)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Increase (decrease) in cash	$(126)	$(139,548)

As of December 31, 2016, our cash balance was $1,179. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the three months ended December 31, 2016 was $126 mainly due to bank fees on our checking account.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through December 31, 2016 of approximately $5 million. The Company's cash and cash equivalents balance as of December 31, 2016 is $1,179. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended December 31, 2016.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the three months ended December 31, 2016 for a discussion of Recently Issued Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

Based on this evaluation, we determined that as of December 31, 2016, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended September 30, 2016 that was filed on September 12, 2017, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Regulation S-K

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