Form 10-Q
period 2017-03-31
PEAK PHARMACEUTICALS, INC.
filed 2017-09-13
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

PEAK PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$21,095	$1,304
Total current assets	21,095	1,304

Total Assets	$21,095	$1,304

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$90,606	$82,526
Accounts payable - related parties	46,902	47,877
Convertible notes payable	25,000	-
Accrued liabilities	12,396	12,360
Total current liabilities	174,904	142,762
Total Liabilities	174,904	142,762

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of March 31, 2017 and September 30, 2016	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,017,210)	(5,004,860)
Total Stockholders’ Deficit	(153,808)	(141,458)
Total Liabilities and Stockholders’ Deficit	$21,095	$1,304

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$5,430	$74,337	$7,313	$175,996
Depreciation and amortization	-	15,628	-	18,974
Stock based compensation	-	(1,576,484)	-	(1,296,431)
Total operating expenses	5,430	(1,486,519)	7,313	(1,101,461)

Operating income (loss)	(5,430)	1,486,519	(7,313)	1,101,461

Other expenses
Interest expense	(36)	-	(36)	-
Change in fair value of convertible debt	(5,000)	-	(5,000)	-
Total other expenses	(36)	-	(5,036)	-

Income (loss) from continuing operations	(5,467)	1,486,519	(12,350)	1,101,461

Income from operations of discontinued Canna-Pet component	-	3,606	-	74,706

Net income (loss)	$(5,467)	$1,490,125	$(12,350)	$1,176,167

Per share information:
Weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,276,605
Diluted weighted average shares outstanding	78,363,562	81,261,519	78,363,562	81,261,519

Continuing operations:
Net income (loss) per share - basic and diluted	$(0.00)	$0.02	$(0.00)	$0.01

Discontinued operations:
Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(12,350)	$1,176,166
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	(1,296,431)
Depreciation and amortization	-	18,245
Change in fair value of convertible debt	5,000	-
Change in operating assets and liabilities:
Prepaids	-	9,750
Accounts payable and accrued liabilities	35,116	(4,561)
Accounts payable - related parties	(27,975)	24,584
Disposal of discontinued operations	-	(127,524)
Net cash used in operating activities	(209)	$(199,771)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	20,000	-
Net cash provided by financing activities	20,000	-

Net change in cash	19,791	(199,771)
Cash, beginning of period	1,304	201,656
Cash, end of period	$21,095	$1,886

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Financial Instruments

Our financial instruments consist of cash, convertible notes payable, and accounts payable. The carrying values of these instruments approximate fair value due to the short-term maturities of these instruments.

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three and six months ended March 31, 2016, any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

ASU Update 2014-15, Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management's responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2015 and will be evaluated as to impact and implemented accordingly.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception and have an accumulated deficit of $5,017,210 as of March 31, 2017 This condition raises substantial doubt as to our ability to continue as a going concern. Although the expenses of our operations have been significantly reduced, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. There can be no assurance that such a plan will be successful.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loan with Trius Holdings Limited

On March 17, 2017, we entered into an agreement with Trius Holdings Limited. Pursuant to the terms of the agreement, the investor acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Loan with Individual

On March 30, 2017, we entered into an agreement with an individual. Pursuant to the terms of the agreement, the investor acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Total accrued interest on the above notes was $36 as of March 31, 2017 and is reflected in accrued expenses on the accompanying balance sheet. The Company recorded a loss on the notes of $5,000 based on the fair value of the notes on the dates of issuance.

NOTE 5 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the three and six-month periods ended March 31, 2017 and 2016

NOTE 6 – OPTIONS

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2015	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	(4,500,000)			-
Outstanding March 31, 2017 and September 30, 2016	2,916,000	$0.0067	6.95	-
Exercisable	2,916,000	$0.0067	6.95	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of March 31, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding March 31, 2017, September 30, 2016 and October 1, 2015	375,000	$0.0067	6.95	-
Exercisable	375,000	$0.0067	6.95	-

Total equity based compensation for the three months ended March 31, 2017 and 2016 was $0 and ($1,576,484) respectively. Total equity based compensation for the six months ended March 31, 2016 and 2015 was $0 and ($1,296,431), respectively.

NOTE 7 - SUBSEQUENT EVENTS

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended September 30, 2016, as filed on September 12, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Recent Corporate Developments

For the six months ended March 31, 2017, our company has received two convertible promissory notes from unrelated third parties. These loans are convertible into shares of our company pursuant to the terms of the loan agreements. In the descriptions below of the loans, the issuance of common shares pursuant to the conversion of debt pursuant to convertible promissory notes, and the issuance of common shares pursuant to the exercise of warrants, transactions are a on a post reverse stock split basis. All the loans, convertible promissory notes, and warrants include terms that make them subject to the share splits.

Loan Agreements

Loan with Trius Holdings Limited

On March 17, 2017, we entered into an agreement with Trius Holdings Limited. Pursuant to the terms of the agreement, the investor acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to closing price of the common stock on the date of the lender’s notice of conversion, subject ot a floor of $0.01.

Loan with Individual

On March 30, 2017, we entered into an agreement with an individual. Pursuant to the terms of the agreement, the investor acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenue

No revenue or cost of sales were generated for the three months ended March 31, 2017 or March 31, 2016 due to the overall reduction in operations of the business.

Operating Expenses

Our expenses for the three months ended March 31, 2017 are summarized as follows in comparison to our expenses for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016

General and administrative	$5,430	$74,337
Depreciation and amortization	-	15,628
Stock based compensation	-	(1,576,484)
Total operating expenses	$5,430	$(1,486,519)

General and administrative expense decreased by $68,907 for the three months ended March 31, 2017 from the comparative period of 2016. The decrease is due to the overall reduction in operating expenses related to the operation of that business. Depreciation and amortization expense decreased by $15,628 due to the write-down of our website costs during the three months ended March 31, 2016. Stock based compensation increased by $1,576,484 due to the forfeiture and reversal of stock options to officers resulting in a credit of $1,576,484 during the three months ended March 31, 2016.

Comparison of the Six Months Ended March 31, 2017 to the Six Months Ended March 31, 2016

Revenue

No revenue or cost of sales were generated for the three months ended March 31, 2017 or for the three months ended March 31, 2016. due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operations of the business.

Operating Expenses

Our expenses for the six months ended March 31, 2017 are summarized as follows in comparison to our expenses for the six months ended March 31, 2016:

	Six Months Ended March 31,
	2017	2016

General and administrative	$7,313	$175,996
Depreciation and amortization	-	18,974
Stock based compensation	-	(1,296,431)
Total operating expenses	$7,313	$(1,101,461)

General and administrative expense decreased by $168,683 for the six months ended March 31, 2017 from the comparative period of 2016, due to the overall reduction in operating expenses related to the operation of that business. Depreciation and amortization expense decreased by $18,974 due to the impairment and the write-down of website costs during the six months ended March 31, 2016. Stock based compensation increased by $1,296,431 primarily due to the forfeiture and reversal of stock options to officers resulting in a credit of $1,296,431 during the six months ended March 31, 2016.

Discontinued Operations

Our Canna-Pet business segment began operations in October 2014. Due to recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet, LLC and to cease all operations relating to sale of hemp-based products for pets.

The income from discontinued operations presented in the statements of operations consists of the following for the six-month periods ended March 31, 2017 and 2016:

	2017	2016
Revenues	$-	$-
Cost of goods sold	-	-
General and administrative expenses	-	-
Gain on disposal of discontinued operations	3,607	74,706
Income from discontinued operations	$3,607	$74,706

Liquidity and Financial Condition

Working Capital Deficiency

	March 31, 2017	September 30, 2016
Current assets	$21,095	$1,304
Current liabilities	174,904	142,762
Working capital deficiency	$(153,809)	$(141,458)

The increase in current assets is mainly due to two convertible notes for $10,000 received during the six months ended March 31, 2017. The increase in current liabilities is due primarily from the increase in accounting fees recorded in accounts payable to complete and bring current the Company’s SEC filings.

Cash Flows

	Six Months Ended March 31,
	2017	2016
Net income (loss)	$(12,350)	$1,176,167
Net cash provided (used) in operating activities	(209)	(199,770)
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,000	-
Increase (decrease) in cash	$19,791	$(199,770)

As of March 31, 2017, our cash balance was $21,095. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the six months ended March 31, 2017 was $209 mainly due to the limited business activity during the period.

Net cash provided by financing for the six months ended March 31, 2017 was $20,000 due to two promissory notes received.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through March 31, 2017 of approximately $5 million, as well as negative cash flows from operating activities. The Company's cash and cash equivalents balance as of March 31, 2017, is $21,095. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three and six months ended March 31, 2017.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the three and six months ended March 31, 2017 for a discussion of Recently Issued Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of March 31, 2017, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1*	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited
10.2*	Convertible Promissory Note dated March 30, 2017 with Sukh Athwal
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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