Form 10-Q
period 2017-06-30
PEAK PHARMACEUTICALS, INC.
filed 2017-09-13
CIK 1452804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

PEAK PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30
	2017	2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,303	$1,304
Prepaid expenses	6,000	-
Total current assets	9,303	1,304

Total Assets	$9,303	$1,304

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$91,874	$82,526
Accounts payable - related parties	47,877	47,877
Convertible notes payable	25,000	-
Accrued liabilities	12,995	12,359
Total current liabilities	177,746	142,763
Total Liabilities	177,746	142,763

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of June 30, 2017 and September 30, 2016	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,031,844)	(5,004,860)
Total Stockholders’ Deficit	(168,442)	(141,458)
Total Liabilities and Stockholders’ Deficit	$9,303	$1,304

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$14,037	$9,836	$21,350	$185,833
Depreciation and amortization	-	-	-	18,974
Stock based compensation	-	-	-	(1,296,431)
Total operating expenses	14,037	9,836	21,350	(1,091,624)

Operating income (loss)	(14,037)	(9,836)	(21,350)	1,091,624

Other income expenses
Interest expense	(598)	-	(634)	-
Change in fair value of convertible debt	-	-	(5,000)	-
Total other expenses	(598)	-	(5,634)	-

Income (loss) from continuing operations	(14,635)	(9,836)	(26,984)	1,091,624

Income from operations of discontinued Canna-Pet component (gain on disposal of $80,903 for the nine months ended June 30, 2016)	-	-	-	74,706

Net income (loss)	$(14,635)	$(9,836)	$(26,984)	$1,166,330

Per share information:
Basic weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,363,562
Diluted weighted average shares outstanding	78,363,562	78,363,562	78,363,562	80,372,603

Continuing operations:
Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.01

Discontinued operations:
Net income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(26,984)	$1,166,330
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	(1,296,431)
Depreciation and amortization	-	18,245
Change in fair value of convertible debt	5,000	-
Change in operating assets and liabilities:
Prepaids	(6,000)	9,750
Accounts payable and accrued liabilities	36,984	(1,035)
Accounts payable - related parties	(27,000)	30,584
Disposal of discontinued operations	-	(127,524)
Net cash used in operating activities	(18,000)	(200,081)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	20,000	-
Net cash provided by financing activities	20,000	-

Net change in cash	2,000	(200,081)
Cash, beginning of period	1,304	201,656
Cash, end of period	$3,303	$1,575

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Nevada on December 18, 2007. After a number of name changes, we again, changed our name to Peak Pharmaceuticals, Inc. on December 23, 2014. This name was consistent with our business operations and plans relating to development, manufacturing and marketing of hemp-based nutraceutical and supplement products for the human and animal health markets. On October 1, 2015, we discontinued certain operations of the Company.

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

Financial Instruments

Our financial instruments consist of cash, convertible notes payable, derivative liability, and accounts payable. The carrying values of these instruments approximate fair value due to the short-term maturities of these instruments.

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three and nine months ended June 30, 2017, any equivalents would have been anti-dilutive as we had a loss for the period then ended.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

Financial statements prepared in conformity with GAAP contemplate a company’s continuation as a going concern. We have incurred net losses since inception and have an accumulated deficit of $5,031,844 as of June 30, 2017. This condition raises substantial doubt as to our ability to continue as a going concern. Although the expenses of our operations have been significantly reduced, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. There can be no assurance that such a plan will be successful.

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

Total accrued interest on the above notes was $634 as of June 30, 2017 and is reflected in accrued expenses on the accompanying balance sheet. The Company recorded a loss on the notes of $5,000 based on the fair value of the notes on the dates of issuance.

NOTE 5 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the three and nine-month periods ended June 30, 2017 and 2016

NOTE 6 – OPTIONS

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2015	7,416,000	$0.0067 - $0.20		-
Issued	-			-
Cancelled	(4,500,000)			-
Outstanding June 30, 2017 and September 30, 2016	2,916,000	$0.0067	6.30	-
Exercisable	2,916,000	$0.0067	6.30	-

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of June 30, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding June 30, 2017, September 30, 2016 and October 1, 2015	375,000	$0.0067	6.70	-
Exercisable	375,000	$0.0067	6.70	-

Total equity based compensation for the three months ended June 30, 2017 and 2016 was $0 and $0 respectively. Total equity based compensation for the nine months ended June 30, 2017 and 2016 was $0 and ($1,296,431), respectively.

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

Recent Corporate Developments

For the nine months ended June 30, 2017, our company has received two convertible promissory notes from unrelated third parties. These loans are convertible into shares of our company pursuant to the terms of the loan agreements. In the descriptions below of the loans, the issuance of common shares pursuant to the conversion of debt pursuant to convertible promissory notes, and the issuance of common shares pursuant to the exercise of warrants, transactions are a on a post reverse stock split basis. All the loans, convertible promissory notes, and warrants include terms that make them subject to the share splits.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenue

No revenue or cost of sales were generated for the three months ended June 30, 2017 or June 30, 2016 due to the overall reduction in operations of the business.

Operating Expenses

Our expenses for the three months ended June 30, 2017 are summarized as follows in comparison to our expenses for the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016

General and administrative	$14,037	$ 9,836
Depreciation and amortization	-	-
Stock based compensation	-	-
Total operating expenses	$14,037	$ 9,836

General and administrative expense increased by $4,201 for the three months ended June 30, 2017 from the comparative period of 2016. The increase is due primarily to increased accounting fees incurred to bring our filings current with the SEC. Depreciation and amortization expense as well as stock based compensation was $0 for the three months ended June 30, 2017 and 2016.

Comparison of the Nine Months Ended June 30, 2017 to the Nine Months Ended June 30, 2016

Revenue

No revenue or cost of sales were generated for the nine months ended June 30, 2017 or for the nine months ended June 30, 2016 due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction in operations of the business.

Operating Expenses

Our expenses for the nine months ended June 30, 2017 are summarized as follows in comparison to our expenses for the nine months ended June 30, 2016:

	Nine Months Ended June 30,
	2017	2016

General and administrative	$21,350	$185,833
Depreciation and amortization	-	18,974
Stock based compensation	-	(1,296,431)
Total operating expenses	$21,350	$(1,091,624)

General and administrative expense decreased by $164,483 for the nine months ended June 30, 2017 from the comparative period of 2016, due to the overall reduction in operating expenses related to the scaling down of operation of the business. Depreciation and amortization expense decreased by $18,974 due to the impairment and the write-down of website costs during the nine months ended June 30, 2016. Stock based compensation increased by $1,296,431 primarily due to the forfeiture and reversal of stock options to officers resulting in a credit of $1,296,431 during the nine months ended June 30, 2016.

Discontinued Operations

Our Canna-Pet business segment began operations in October 2014. Due to recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet, LLC and to cease all operations relating to sale of hemp-based products for pets.

The income (loss) from discontinued operations presented in the statements of operations consists of the following for the nine-month periods ended June 30, 2017 and 2016:

	2017	2016
Revenues	$-	$-
Cost of goods sold	-	-
General and administrative expenses	-	-
Gain on disposal of discontinued operations	-	74,706
	$-	$74,706

Liquidity and Financial Condition

Working Capital Deficiency

	June 30, 2017	September 30, 2016
Current assets	$9,303	$1,304
Current liabilities	177,746	142,762
Working capital deficiency	$(168,443)	$(141,458)

The increase in current assets is mainly due to the increase in prepaid expenses during the nine months ended June 30, 2017. The increase in current liabilities is due primarily from the increase in accounting fees recorded in accounts payable to bring the Company’s SEC filings current for the nine-month period ending June 30, 2017.

Cash Flows

	Nine Months Ended June 30,
	2017	2016
Net income (loss)	$(26,984)	$1,174,208
Net cash provided (used) in operating activities	(18,000)	(200,081)
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,000	-
Increase (decrease) in cash	$2,000	$(200,081)

As of June 30, 2017, our cash balance was $3,303. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the nine months ended June 30, 2017 was $18,000 mainly due to the net loss incurred for the period.

Net cash provided by financing for the nine months ended June 30, 2017 was $20,000 from the issuance of two promissory notes during the period.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through June 30, 2017 of approximately $5 million, as well as negative cash flows from operating activities. The Company's cash and cash equivalents balance as of June 30, 2017, is $3,303. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three and nine months ended June 30, 2017.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the three and nine months ended June 30, 2017 for a discussion of Recently Issued Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of June 30, 2017, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.2	Convertible Promissory Note dated March 30, 2017 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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