Form 10-K
period 2017-09-30
PEAK PHARMACEUTICALS, INC.
filed 2018-01-12
CIK 1452804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2017

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

N/A

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

The registrant had 78,363,567 shares of common stock outstanding as of January 12, 2018.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Annual Report on Form 10-K include statements about:

•	the plans and objectives of management for future operations, including plans or objectives relating to the development of our business plan to merge or acquire another operating business;

•	a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items;

•	our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”); and

•	the assumptions underlying or relating to any statement described in points above.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended September 30, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Peak,” “we,” “us,” “our,” or the “Company” refer to Peak Pharmaceuticals, Inc. and its Subsidiary, Peak BioPharma Corp. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Markets, Pink Tier, under the symbol “PKPH.”

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

Since early March 2014 we had been operating as a bio-pharmaceutical and nutraceutical company seeking to develop, manufacture, market and sell safe, high quality, medicinal products based on extracts from hemp. Our primary initial focus was on exploitation of the exclusive license we received from Canna-Pet, LLC, a developer of ingestible health products for pets made from hemp. We had also taken initial steps related to development of over-the-counter, THC-free, hemp based products for the human market for the prevention and alleviation of symptoms associated with inflammatory and auto-immune diseases. Recently, hemp cultivation was legalized in 11 states, including Colorado, and, on a limited basis, at the federal level as part of the Agricultural Act of 2014 (the “2014 US Farm Bill”) passed in February 2014, which sets the agricultural product apart from marijuana. Industrial hemp has THC content below 0.3%, compared to the 1-20% typically found in marijuana.

On July 29, 2014, through our wholly-owned subsidiary, Peak BioPharma Corp., we entered into a License Agreement (the “License Agreement”) with Canna-Pet, LLC, (“Licensor”) a Washington limited liability corporation. They own the brand name “Canna-Pet” and certain related intellectual property including, but not limited to, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists, trade secrets and know-how, and other related intellectual property (collectively, the “Licensed Intellectual Property”). This is used by the Licensor in the conduct of its business related to the production and sale of medical products made from industrial hemp, which are intended exclusively for consumption by pets. Pursuant to the License Agreement, the Licensor granted to us a perpetual, exclusive, world-wide license to use the Licensed Intellectual Property in conjunction with our business and the production and sale of medical products made from industrial hemp, as well as the right to sublicense the Licensed Intellectual Property to third parties. The License Agreement gave us the right to produce and sell existing products utilizing the Licensed Intellectual Property and to develop new products, jointly with Licensor or otherwise, based upon the Licensed Intellectual Property. The License Agreement provided us with an immediate revenue source and access to Licensor’s customer base. The License Agreement specified that during the term of the license, all intellectual property rights in and to the Licensed Intellectual Property remain the exclusive property of Licensor.

In consideration of the grant of the license, we agreed to pay Licensor license fees in the form of royalty payments calculated based on gross proceeds received by us from sales of products manufactured, marketed or sold by us utilizing the Licensed Intellectual Property or any subsequently developed intellectual property which is jointly owned by us and Licensor. We began selling Canna-Pet products in October 2014.

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

On October 12, 2015, we entered into an agreement for the termination (“Termination Agreement”) of the License Agreement, effectively selling the discontinued operations. The Termination Agreement contained the following provisions:

•	Termination of License: The parties agreed to terminate the License Agreement effective as of October 1, 2015, this termination was made by mutual agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

•	Return of Licensed Intellectual Property: We agreed to return all Licensed Intellectual Property to the Licensor, and our right to use all, or any portion, of the Licensed Intellectual Property ceased effective as of October 1, 2015, Pursuant to the terms of the License Agreement, the Licensed Intellectual Property included the brand name “Canna-Pet” and certain related intellectual property, including, but not limited, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists trade secrets and know- how, and other related intellectual property.

•	Return of Other Property: In addition to return of the Licensed Intellectual Property, we agreed to transfer to Licensor all product inventory, Colorado hemp with permits and authorization, all production/fulfillment contracts, all e-commerce accounts and processing, all non-disclosure and research agreements and any and all other property in our possession which was used by us in the conduct of our business related to production and sale of medical cannabis products for pets made from hemp and low-THC cannabis plants.

•	Office Space, Equipment and Employees: In conjunction with the execution of the Termination Agreement, we granted the Licensor the right to use our office space, for the three-month period from October 1, 2015 through December 31, 2015, on a rent-free basis.

•	Consideration: As consideration for the cancellation of the License Agreement and the return of other property, as described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all unpaid royalties, invoices and other amounts which were otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2015.

•	Collections: On October 15, 2015, we forwarded to the Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna- Pet products sold on or after October 1, 2015.

The following is a summary of the net assets sold as initially determined at Septembers 30, 2015 and updated October 15, 2015:

	October 15, 2015	September 30, 2015
Inventory	$45,436	$41,705
Prepaid Expenses	8,821	—
Deposits	8,179	8,678
Total assets	$62,436	$50,383

Accounts payable	103,548	124,396
Royalties payable	39,506	39,506
Accrued liabilities	285	15,341
Total liabilities	143,339	179,243
Net assets sold	$80,903	$128,860

Furthermore, based on advice from the Food and Drug Administration, as well as our regulatory counsel, we decided to revise our strategy and discontinue all efforts to develop and market hemp based health products. We currently are pursuing to acquire or merge with an entity with significant operations in order to create a viable business model and value for our shareholders.

All of our business operations are carried out through our wholly owned subsidiary, Peak BioPharma Corp., a Colorado corporation. Throughout this Report, unless otherwise noted or required by the context, references to “the Company,” “us,” “we,” “our,” and similar terms refer to Peak Pharmaceuticals, Inc. and our wholly owned subsidiary, Peak BioPharma Corp.

We currently have authorized 350,000,000 shares of capital stock, consisting of (i) 325,000,000 shares of common stock, and (ii) 25,000,000 shares of “blank check” Preferred Stock.

On August 15, 2012, our board of directors and stockholders owning a majority of our outstanding common shares, authorized a 50 for 1 forward stock split of our issued and outstanding common stock. The forward split became effective on September 27, 2012. Due to the forward split,each outstanding share was split into 50 shares. On March 11, 2014, our board of directors authorized a 1.5 for 1 forward stock split of our common stock in the form of a dividend. In connection therewith, our shareholders of record as of the close of business on March 28, 2014 received an additional 0.5 share of our common stock for each share of our issued and outstanding common stock held by them on such date. The forward stock split became effective on April 1, 2014.

Recent Corporate Developments

For the years ended September 30, 2017, our company has received two convertible promissory notes from unrelated third parties. These loans are convertible into shares of our company pursuant to the terms of the loan agreements. All the loans, convertible promissory notes, and warrants include terms that make them subject to the share splits.

Loan Agreements

Loan with Trius Holdings Limited

On March 17, 2017, we entered into an agreement with Trius Holdings Limited. Pursuant to the terms of the agreement, the investor acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert at the date all or a part of the principal outstanding into shares of the common stock. This would be at a price equal to a 20% discount to the closing price of the common stock, on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Loan with Individual

On March 30, 2017, we entered into an agreement with an offshore investor. Pursuant to the terms of the agreement, the investor acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert at the date all or a part of the principal outstanding into shares of the common stock. This would be at a price equal to a 20% discount to the closing price of the common stock, on the date of the lender’s notice of conversion, subject to a floor of $0.01.

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

Subsidiaries

All of our business operations historically had been carried on through our wholly-owned subsidiary, Peak BioPharma Corp., a Colorado corporation.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section below, in addition to other information contained in this report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Risks Related to Our Company

We have a limited operating history upon which investors can evaluate our future prospects. We may never attain profitability.

Given our limited operating history, management has little basis on which to forecast future demand for our products and out anticipated revenues. Our anticipated and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our revenues to date have been from the Canna-Pet business, which we elected to terminate as of October 1, 2015, subsequent to the fiscal year ended September 30, 2015.

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

Any future issuance of our equity or equity-backed securities may dilute then current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities related to hiring or retaining employees and consultants as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of our common stock are then traded.

We may be unable to raise enough capital through sales of our equity and debt securities to implement our business plan.

We will be largely dependent on capital raised through sales of our equity and debt securities. Currently, we have not made any arrangements to raise additional cash, and we cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we will be unable to continue operations or to implement our business plan,and will be required to cease our operations entirely.

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

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments to Rule 144 which became effective on February 15, 2008, the amendments apply to securities acquired both before and after that date, by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company unless all of the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our shares of common stock are quoted on the OTC Markets, Pink Tier, under the symbol “PKPH.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
September 30, 2017	$0.050	$0.020
June 30, 2017	$0.070	$0.030
March 31, 2017	$0.140	$0.042
December 31, 2016	$0.100	$0.020
September 30, 2016	$0.035	$0.017
June 30, 2016	$0.040	$0.011
March 31, 2016	$0.040	$0.012
December 31, 2015	$0.050	$0.021

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093. Their phone number is (469) 633-0101 and their website is www.stctransfer.com.

Holders of Common Stock

As of the date of this report, we have 78,363,567 shares of common stock issued and outstanding held by approximately 19 stockholders of record.

Registration Rights

There were no registration rights as of September 30, 2017

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements because of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made, and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events. They are not guarantees of future performance, they are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K, information in press releases, and other communications to shareholders issued by us from time to time. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

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

Results of Operations

Comparison of the Years Ended September 30, 2017 to the Years Ended September 30, 2016

Revenue

No revenue or cost of sales were generated for the years ended September 30, 2017 or September 30, 2016 due to the termination of the license agreement with Canna-Pet, LLC.

Operating Expenses

The Company’s expenses for the years ended September 30, 2017 and 2016, are summarized as follows:

	Year ended September 30,
	2017	2016

General and administrative	$44,987	$189,928
Depreciation and amortization	—	18,974
Stock based compensation	—	(1,296,431)
Total operating expenses	$44,987	$(1,087,529)

The decrease in general and administrative expenses for the year ended September 30, 2017, compared to the year ended September 30, 2016 of $144,941 is due to the termination of the license agreement with Canna-Pet, LLC and the overall reduction of operation related to the business. The decrease in depreciation & amortization of $18,974 for year ended September 30, 2017 compared to 2016, is due to the remainder of the website being amortized in 2016. The increase in equity based compensation from($1,296,431) to $0 for the year ended September 30, 2017 compared to 2016 was due to the forfeiture and reversal of stock options to officers in 2016.

Discontinued Operations

Our Canna-Pet business segment began operations in October 2014. Due to recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, on October 1, 2015, we elected to terminate our license agreement with Canna-Pet, LLC and to cease all operations relating to sale of hemp-based products for pets.

The income (loss) from discontinued operations presented in the statements of operations consists of the following for the years ended September 30, 2017 and 2016:

	Years ended September 30,
	2017	2016
Revenues	$—	$—
Cost of goods sold	—	—
General and administrative		(6,197)
Gain on disposal of discontinued operations	—	80,903
Total operating expenses	$—	$74,706

Other Expenses:

	Years ended September 30,
	2017	2016
Interest Expense	$1,239	$—
Change in Fair Value of Convertible Debt	5,000
Total other expenses	$6,239	$—

The increase from $0 to $6,239 in other expenses for the year ended September 30, 2017 compared to the year prior is attributed to interest that was accrued on the two convertible notes received during the years ended September 30, 2017, as well as a change in fair value on these notes.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended September 30, 2017 and 2016:

	Year ended September 30,
	2017	2016
Current Assets	$2,991	$1,304
Current Liabilities	195,676	142,762
Working capital	$(192,685)	$(141,458)

The increase in current assets of $1,687 is mainly due to an increase in cash from the two convertible notes received during the year ended September 30, 2017. The increase in current liabilities of $52,914 is primarily due to the increase in accounts payable as well as the two convertible notes issued during the year ended September 30, 2017.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2017 and 2016:

	Years Ended September 30,
	2017	2016
Net Income (loss)	(51,227)	1,162,235
Net cash used in operating activities	$(18,314)	$(200,352)
Net cash provided by(used in) investing activities	—	—
Net cash provided by financing activities	20,000	—
Change in cash	$1,686	$(200,352)

As of September 30, 2017, our cash balance was $2,991. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the years ended September 30, 2017 was $18,314 mainly due the net loss that was incurred during the year.

Net cash provided by financing for the years ended September 30, 2017 was $20,000 from two promissory notes during the period.

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

As of the date of this filing, we do not have enough sufficient cash on hand to cover our operating expenses through the next quarter. In the absence of any ongoing commercial operations, we need enough cash to pay certain outside professionals to maintain our compliance under the Securities Act of 1934. Management anticipates that it will require an additional $30,000 over the next years to cover such costs.

Going Concern

The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through September 30, 2017 of $5,056,087, as well as negative cash flows of $18,314 from operating activities. The Company's cash and cash equivalents balance as of September 30, 2017 is $2,991. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Cash Requirements

Management anticipates that it will require an additional $30,000 over the next twelve months to cover costs. This amount could increase if we encounter difficulties that we cannot anticipate at the time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of $2,856. There can be no assurance, however, that financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2017, the Company does not have any cash equivalents.

Accounts Receivable

The company does not presently have any Accounts Receivable.

Non-controlling Interest

None

Net Loss Per Share of Common Stock

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the years ended September 30, 2017, any equivalents would have been anti-dilutive as we had a loss for the period then ended.

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

For the years ended September 30, 2017 and 2016 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vested to employees based on ASC 718 Compensation—Stock Compensation, where the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505 Equity, where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC)” Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities, and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Based on this evaluation, we determined that as of September 30, 2017, our disclosure controls and procedures were not effective due to the following:

•	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•	We have an inadequate number of personnel to properly implement control procedures.

•	Due to the size and lack of resources of our Company, we have not fully developed formal accounting policies and procedures.

•	We have not properly complied with all aspects of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Remediation Plan

Subject to raising additional working capital, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the next fiscal year once we have identified a suitable business to acquire and as our capital resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies;

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting; and

(iii)	appoint independent board members and a functioning audit committee.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended September 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Name	Position Held with Company	Age	Date First Elected or Appointed
Neil Reithinger (1)	Chief Executive Officer, Chief Financial Officer and Director	47	April 6, 2016

Notes

(1)	On April 6, 2016, the Board of Directors of the Company accepted the resignation of Arnold Tinter as Chief Executive Officer and Chief Financial Officer, effective as of March 31, 2016, and in accordance with the provisions of Section 4.4 of the Company’s Bylaws, appointed Neil Reithinger as Chief Executive Officer and Chief Financial Officer, to fill the vacancies created by the resignation of Mr. Tinter. Furthermore, in accordance with the provisions of Section 3.6 of the Company’s Bylaws, Neil Reithinger was appointed as a member of the Company’s Board of Directors to fill the vacancy created by the resignation of Vered Caplan, to serve for the remainder of her unexpiredterm as a director, and thereafter until his successor has been duly elected and qualified.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended September 30, 2017, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Code of Ethics

In December 2013, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions as well as to our directors and employees. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on December 27, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2017, and 2016 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2017; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended September 30, 2017 that received annual compensation during the fiscal year ended September 30, 2017 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended September 30, 2017 that received annual compensation during the fiscal year ended September 30, 2017 in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Neil Reithinger CEO & CFO [1]	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -
Soren Mogelsvang, CEO[1]	2017 2016	- $ 43,750	- -	- -	- -	- -	- -	- -	- $ 43,750
Arnold Tinter, CFO [1]	2017 2016	- -	- -	- -	- -	- -	- -	- -	- -

Notes

(1)	During the year ended September 30, 2016, Mr. Mogelsvang & Mr. Tinter tenured their resignations as the Chief Executive and Chief Financial Officer. Neil Reithinger was appointed as Chief Executive and Chief Financial Officer on April 6, 2016. Mr. Reithinger is the Founder and President of Eventus. Eventus provides accounting services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services. During the year ended September 30, 2017, we incurred fees of $24,478 to Eventus.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of September 30, 2017.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Neil Reithinger	-	-	-	-	-	-	-	-	-

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

Director Compensation

The following table sets forth for each director, certain information concerning their compensation for the year ended September 30, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Neil Reithinger	-	-	-	-	-	-	-

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibility following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of September 30, 2017 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Common Stock	Aaron Gelber 14645 Sulky Court Run Mokesville, VA 20181	14,939,999 Direct	19.06%
Common Stock	Iris Yachin 7 Orchard Way North Potomac, MD 20854	14,939,999 Direct	19.06%
Common Stock	Talal Yassin 3040 Rosebery Ave West Vancouver BC, Canada V7V 349	4,871,319 Direct	6.22%
	Total Beneficial Holders as a Group	34,751,317 Direct	44.34%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Common Stock	Neil Reithinger 14201 N Hayden Road, Suite A-1 Scottsdale, AZ 85260	-	-
Common Stock	Directors & Executive Officers as a group (1 person)	-	-

Notes

(1)	Percentages are based upon 78,363,567 shares of our common stock issued and outstanding as of September 30, 2017.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants or notes currently exercisable or convertible or exercisable within 60 days of September 30, 2017 are deemed outstanding for the purpose of computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of September 30, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•	any promoters and control persons; and

•	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director, and is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Eventus provides accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the years ended September 30, 2017 and 2016, the Company incurred fees of $24,478 and $1,726, respectively, to Eventus and has $6,100 in related party accounts payable on the accompanying balance sheet as of September 30, 2017. In addition, Eventus paid certain expenses of the Company and is owed $6,100 recorded as due to related party on the accompanying balance sheet as of September 30, 2017. The office space used by the Company is provided by Eventus at no charge.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective July 12, 2016, EideBailly LLP (“EideBailly”) resigned as our independent registered public accounting firm. On March 17, 2017, we engaged Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) as our new independent registered public accounting firm. The following table sets forth the fees billed to the Company for professional services rendered by EideBailly and DMCL, respectively, for each of the years ended September 30, 2017 and 2016:

	DMCL		EIDE BAILLY
Services	2017	2016	2017	2016
Audit fees	$18,000	$—	$—	$26,500
Audit related fees	—	—	—	—
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$18,000	$—	$—	$26,500

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Pre-Approval Policies and Procedures

Our board of directors pre approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered. Our board of directors has considered the nature and amount of fees billed and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(16)	Letter Regarding Change in Certifying Accountant
16.1	Responsive Letter from EideBailly LLP (incorporated by reference to our Registration Statement on Form 8-K filed on July 18, 2016)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK PHARMACEUTICALS

By:	/s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer& Chief Financial Officer
Date: January 12, 2018

PEAK PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Peak Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peak Pharmaceuticals, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of Peak Pharmaceuticals, Inc. as of September 30, 2017 and 2016,and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, has incurred losses since inception, and has negative cash flows from operations. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

January 12, 2018

Peak Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2017	2016
Assets
Current assets:
Cash	$2,991	$1,304
Total current assets	2,991	1,304

Total Assets	$2,991	$1,304

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$163,075	$82,526
Accounts payable - related parties	—	47,877
Convertible notes payable	25,000	—
Accrued liabilities	7,601	12,359
Total current liabilities	195,676	142,762
Total Liabilities	195,676	142,762

Stockholders’ Deficit
Preferred stock, $.00001 par value, 25,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of September 30, 2017 and September 30, 2016	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,056,087)	(5,004,860)
Total Stockholders’ Deficit	(192,685)	(141,458)
Total Liabilities and Stockholders’ Deficit	$2,991	$1,304

The accompanying footnotes are an integral part of these consolidated financial statements.

Peak Pharmaceuticals, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	September 30,
	2017	2016
Operating expenses:
General and administrative	$44,987	$189,928
Depreciation and amortization	—	18,974
Stock based compensation	—	(1,296,431)
Total operating expenses	44,987	(1,087,529)

Operating income (loss)	(44,987)	1,087,529

Other income expenses
Interest expense	(1,239)	—
Change in fair value of convertible debt	(5,000)	—
Total other expenses	(6,239)	—

Income (loss) from continuing operations	(51,227)	1,087,529

Income from operations of discontinued Canna-Pet component (Including gain on disposal of $80,903 for the year ended September 30, 2016)	—	74,706

Net income (loss)	$(51,227)	$1,162,235

Per share information:
Basic weighted average shares outstanding	78,363,562	78,363,562
Diluted weighted average shares outstanding	78,363,562	80,919,572

Continuing operations:
Net income (loss) per share - basic and diluted	$(0.00)	$0.01

Discontinued operations:
Net income (loss) per share - basic and diluted	$(0.00)	$0.00

The accompanying footnotes are an integral part of these consolidated financial statements.

Peak Pharmaceuticals, Inc.

Consolidated Statement of Stockholders' Deficit

For the Years Ended September 30, 2017 and 2016

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, September 30, 2015	78,363,562	7,836	6,151,997	(6,167,095)	(7,262)

Equity based compensation, net of forfeitures	—	—	(1,296,431)	—	(1,296,431)
Net income	—	—	—	1,162,235	1,162,235
Balance, September 30, 2016	78,363,562	7,836	4,855,566	(5,004,860)	(141,458)

Net loss	—	—	—	(51,227)	(51,227)
Balance, September 30, 2017	78,363,562	7,836	4,855,566	(5,056,087)	(192,685)

The accompanying footnotes are an integral part of these consolidated financial statements.

Peak Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

For the Twelve Months Ended September 30, 2017 & 2016

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(51,227)	$1,162,235
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	(1,296,431)
Depreciation and amortization	—	18,974
Change in fair value of convertible debt	5,000	—
Other	—	607
Change in operating assets and liabilities:
Prepaids	—	7,250
Deposits	—	2,500
Accounts payable and accrued liabilities	80,549	(14,504)
Accounts payable - related parties	(47,877)	47,877
Accrued Interest	(4,759)	—
Disposal of discontinued operations	—	(128,860)
Net cash used in operating activities	(18,314)	(200,352)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	20,000	—
Net cash provided by financing activities	20,000	—

Net change in cash	1,686	(200,352)
Cash, beginning of period	1,304	201,656
Cash, end of period	$2,990	$1,304

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,250
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2017

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Nevada on December 18, 2007. After numerous name changes, the Company changed its name to Peak Pharmaceuticals, Inc. on December 23, 2014. This name was consistent with our business operations and plans relating to development, manufacturing and marketing of hemp-based nutraceutical and supplement products for the human and animal health markets. On October 1, 2015, we discontinued certain operations of the Company.

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

Financial Instruments

Our financial instruments consist of cash, accounts payable and convertible notes. The carrying values of these instruments approximate fair value due to the short-term maturities of these instruments.

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

The Company’s financial instruments consist of cash, accounts payable and convertible notes. The estimated fair value of these financial instruments approximates their carrying amounts due to the short-term nature of these instruments.

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

Our only long-lived assets are our website and computer equipment. If impairment has occurred, the loss is measured as the excess of the carrying amount of the asset over its fair value. Our estimates of aggregate future cash flows expected to be generated by our long-lived asset are based on several assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict, and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. During the years ended September 30, 2017, we charged $nil (2016 - $18,974) to amortization expense for the impairment of our website.

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the year ended September 30, 2017, any equivalents would have been anti-dilutive as we had a loss for the period then ended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2017, the Company does not have any cash equivalents.

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

Equity Based Payments

Equity based payments are accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. The compensation cost is based upon fair value of the equity instrument at the date grant. The fair value has been estimated using the Black Scholes option pricing model. In addition, payments made to non-employees are accounted for in accordance with ASC Topic 505, Equity-Based payments to Non-Employees.

Intangible Asset

The intangible asset is our website that was being amortized over the expected useful life which we estimated to be three years. During the year ended September 30, 2016, it was determined the website was fully impaired as it was no longer used and as such we expensed the remaining balance to amortization expense. Amortization expense charged to operations for the twelve-month period ended September 30, 2017 and 2016, was $nil and $18,974, respectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

On May 10, 2017, the Financial Accounting Standards Board (“FASB”)issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2017,the Company had an accumulated deficit of $5,056,087 and aworking capital deficiency of $192,685. During the years ended September 30, 2017 and 2016, the Company used cash in operating activities of $18,314 and $200,352, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Directors’ fees and salaries. Included in general and administrative expense for the years ended September 30, 2017 and September 30, 2016 are $23,680 and $24,000 of consulting fees, $nil and $24,000 of Directors’ fees, and $nil and $48,355 of salaries to be paid to officers and directors of the Company, respectively. Included in accounts payable for the years ended September 30, 2017 and September 30, 2016 are $24,478 and $1,726 of amounts due to a company controlled by an officer of the Company, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loan with Trius Holdings Limited

On March 17, 2017, we entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert at the date all or a part of the principal outstanding into shares of the Company’s common stock. This would be at a price equal to a 20% discount to the closing price of the common stock, on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Loan with SukhAthwal

On March 30, 2017, we entered into an agreement with SukhAthwal (“Athwal”). Pursuant to the terms of the agreement, Athwal acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The holder of this note is entitled, at its option, to convert at the date all or a part of the principal outstanding into shares of the Company’s common stock. This would be at a price equal to a 20% discount to the closing price of the common stock, on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Total accrued interest on the above notes was $1,240 as of September 30, 2017 and is reflected in accrued expenses on the accompanying balance sheet. The Company recorded a loss of $5,000 based on the change in fair value.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company had no preferred or common stock transactions during the years ended September 30, 2017 and 2016

NOTE 6 - OPTIONS

No stock options were granted during the years ended September 30, 2017 and 2016.

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

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding October 1, 2015	7,416,000	$0.0067 - $0.20		—
Issued	—			—
Cancelled	(4,500,000)			—
Outstanding September 30, 2016 and September 30, 2017	2,916,000	$0.0067	6.45	—
Exercisable	2,916,000	$0.0067	6.45	—

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of September 30, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years	Aggregate Intrinsic Value at Date of Grant

Outstanding September 30, 2017 and 2016	375,000	$0.0067	6.04	—
Exercisable	375,000	$0.0067	6.04	—

Total equity based compensation for the years ended September 30, 2017 and 2016 was $nil and ($1,296,431), respectively.

NOTE 7 – DISCONTINUED OPERATIONS

Based upon recent regulatory activity related to imposition of restrictions and limitations on the sale of hemp-based health products for pets, the Company elected to terminate our license agreement with the Licensor, effective as of October 1, 2015, and to cease all operations relating to sale of hemp-based products for pets.

On October 12, 2015, the Company entered into an agreement for the termination (“Termination Agreement”) of the License Agreement, effectively selling the discontinued operations. The Termination Agreement contained the following provisions:

• Termination of License: The parties agreed to terminate the License Agreement effective as of October 1, 2015, this termination was made by mutual agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

• Return of Licensed Intellectual Property: We agreed to return all Licensed Intellectual Property to the Licensor, and our right to use all, or any portion, of the Licensed Intellectual Property ceased effective as of October 1, 2015, pursuant to the terms of the License Agreement, the Licensed Intellectual Property included the brand name “Canna-Pet” and certain related intellectual property, including, but not limited, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists trade secrets and know- how, and other related intellectual property.

• Return of Other Property: In addition to return of the Licensed Intellectual Property, we agreed to transfer to Licensor all product inventory, Colorado hemp with permits and authorization, all production/fulfillment contracts, all e-commerce accounts and processing, all non-disclosure and research agreements and any and all other property in our possession which was used by us in the conduct of our business related to production and sale of medical cannabis products for pets made from hemp and low-THC cannabis plants.

• Office Space and Equipment: In conjunction with the execution of the Termination Agreement, we granted the Licensor the right to use our office space, for the three-month period from October 1, 2015 through December 31, 2015, on a rent-free basis.

• Consideration: As consideration for the cancellation of the License Agreement and the return of other property, as described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all unpaid royalties, invoices and other amounts which were otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2016.

• Collections: On October 15, 2015, we forwarded to the Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna- Pet products sold on or after October 1, 2015.

The following is a summary of the net assets sold as initially determined at October 15, 2015:

October 15, 2015
Inventory	$41,705
Deposits	8,678
Total assets	$50,383

Accounts payable	124,396
Royalties payable	39,506
Accrued liabilities	15,341
Total liabilities	179,243
Net assets sold	$128,860

The income from discontinued operations presented in the statements of operations consists of the following for the years ended September 30, 2016:

2016
Revenues	$—
Cost of goods sold	—
General and administrative expenses, including depreciation and amortization	(6,197)
Depreciation	—
Interest expense	—
Gain on disposal of discontinued operations	80,903
Income from discontinued operations	$74,706

NOTE 8 – INTANGIBLE ASSETS

Intangible assets at September 30, 2017 and September 30, 2016, consist of website costs of $35,000, less accumulated amortization of $35,000. The website costs have been fully amortized.

NOTE 9– COMMITMENTS AND CONTINGENCIES

We have no commitments or contingencies as of September 30, 2017 and 2016.

NOTE 10 – DEFERRED INCOME TAX

Deferred income tax provision for the years ended September 30, 2017 and 2016 is summarized below:

	2017	2016
Federal	$(17,400)	$(64,500)
State	(1,600)	(5,900)
Total deferred	(19,000)	(70,400)
Increase in valuation allowance	19,000	70,400
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2017	2016
Income tax provision – federal rate	34.0%	34.0%
State income taxes, net of federal benefit	3.1%	3.1%
Effect of net operating loss	(37.1% )	(37.1% )
	—	—

The net deferred income tax assets at September 30, 2017 and 2016 were approximately $401,200 and $382,200, respectively.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at September 30, 2017 and 2016, respectively, is necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for the current year is $16,800.

As of September 30, 2017, we have a net operating loss carry forwards of approximately $1,081,300 (2016: $1,030,100). The loss will be available to offset future taxable income. If not used, the secarry forwards will expire in varying amounts through 2037.

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

For the years ended September 30, 2017 and 2016 we did not have any interest and penalties associated with tax positions. As of September 30, 2017, we did not have any significant unrecognized uncertain tax positions.

NOTE 11 – RECLASSIFICATION OF COMPARATIVE FIGURES

Certain prior year amounts included in the consolidated statements of operations have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss.