Form 10-Q
period 2017-12-31
PEAK PHARMACEUTICALS, INC.
filed 2018-02-15
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company □	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of February 15, 2018, there were 78,363,562 shares of registrant’s common stock outstanding.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2017

(Unaudited)

	December 31,	September 30,
	2017	2017
		(Audited)
Assets
Current assets:
Cash	$2,836	$2,991
Total Assets	$2,836	$2,991

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$169,946	$163,075
Accrued liabilities	8,204	7,601
Convertible notes payable	25,000	25,000
Total Liabilities	203,150	195,676

Stockholders’ Deficit
Preferred stock, $0.00001 par value, 25,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of December 31, 2017 and September 30, 2017	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,063,716)	(5,056,087)
Total Stockholders’ Deficit	(200,314)	(192,685)
Total Liabilities and Stockholders’ Deficit	$2,836	$2,991

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016
Operating expenses:
General and administrative	$7,025	$1,883
Interest expense	604	—
Total expenses	7,629	1,883

Net loss	$(7,629)	$(1,883)

Per share information:
Basic weighted average shares outstanding	78,363,562	78,363,562
Diluted weighted average shares outstanding	78,363,562	78,363,562

Net loss per share - basic and diluted	$0.00	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,629)	$(1,883)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	6,871	1,757
Accrued liabilities	603	—
Net cash used in operating activities	(155)	(126)

Net change in cash	(155)	(126)
Cash, beginning of period	2,991	1,304
Cash, end of period	$2,836	$1,179

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2017. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2017, the Company had an accumulated deficit of $5,063,716 and a working capital deficiency of $200,314. During the quarters ended December 31, 2017 and 2016, the Company used cash in operating activities of $155 and $126, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Directors’ fees and salaries. Included in accounts payable at December 31, 2017 are amounts totaling $47,877 (September 30, 2016 $47,877) owed to related parties.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01.

Total accrued interest on the above notes was $1,844 as of December 31, 2017 (September 30, 2017 $1,240) and is reflected in accrued liabilities on the accompanying balance sheet. The Company recorded a loss on the notes of $5,000 during the quarter ended March 31, 2017 based on the fair value of the notes.

NOTE 5 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the three-period ended December 31, 2017 and 2016

NOTE 6 – OPTIONS

No stock options were granted during the quarters ended December 31, 2017 and 2016.

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2017 and December 31, 2017	2,916,000	$0.0067	6.20
Exercisable	2,916,000	$0.0067	6.20

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2017 and December 31, 2017	375,000	$0.0067	5.79
Exercisable	375,000	$0.0067	5.79

There was no equity-based compensation for the three months ended December 31, 2017 and 2016.

NOTE 7- SUBSEQUENT EVENT

On January 11, 2018, we received a promissory note from Media park Investments Limited in the amount of $23,000. The note is due and payable in full on July 9, 2018 and it accrues interest at a rate of 12% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on January 12, 2018. Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-Kfor the year ended September 30, 2017, as filed on January 12, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Corporate Overview

We were incorporated as Surf A Movie Solutions Inc. in Nevada on December 18, 2007to engage in the business of the development, sales and marketing of online video stores. We were not successful in our efforts and have ceased this line of business.

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

On October 12, 2015, we entered into an agreement for the termination (“Termination Agreement”) of the License Agreement, effectively selling the discontinued operations. The Termination Agreement contained the following provisions:

•	Termination of License: The parties agreed to terminate the License Agreement effective as of October 1, 2015,this termination was made by mutual agreement of the parties pursuant to and in accordance with the provisions of the License Agreement.

•	Return of Licensed Intellectual Property: We agreed to return all Licensed Intellectual Property to the Licensor, and our right to use all, or any portion, of the Licensed Intellectual Property ceased effective as of October 1, 2015,Pursuant to the terms of the License Agreement, the Licensed Intellectual Property included the brand name “Canna-Pet” and certain related intellectual property, including, but not limited, trademarks and copyrights, formulations, recipes, production processes and systems, websites, domain names, customer lists, supplier lists trade secrets and know- how, and other related intellectual property.

•	Return of Other Property: In addition to return of the Licensed Intellectual Property, we agreed to transfer to Licensor all product inventory, Colorado hemp with permits and authorization, all production/fulfillment contracts, all e-commerce accounts and processing, all non-disclosure and research agreements and any and all other property in our possession which was used by us in the conduct of our business related to production and sale of medical cannabis products for pets made from hemp and low-THC cannabis plants.

•	Office Space, Equipment and Employees: In conjunction with the execution of the Termination Agreement, we granted the Licensor the right to use our office space, for the three-month period from October 1, 2015 through December 31, 2015, on a rent-free basis.

•	Consideration: As consideration for the cancellation of the License Agreement and the return of other property, as described above, the Licensor agreed to waive payment by us and to release us from liability for payment of any and all unpaid royalties, invoices and other amounts which were otherwise currently due and payable by us to Licensor for sales of Canna-Pet products for all periods through and including September 30, 2015.

•	Collections:On October 15, 2015, we forwarded to the Licensor all payments received by us after September 30, 2015 (net of amounts received by us for taxes, duties, governmental charges, freight or shipping charges, and the like) for Canna- Pet products sold on or after October 1, 2015.

The following is a summary of the net assets sold as initially determined at Septembers 30, 2015 and updated October 15, 2015:

	October 15, 2015	September 30, 2015
Inventory	$45,436	$41,705
Prepaid Expenses	8,821	—
Deposits	8,179	8,678
Total assets	$62,436	$50,383

Accounts payable	103,548	124,396
Royalties payable	39,506	39,506
Accrued liabilities	285	15,341
Total liabilities	143,339	179,243
Net assets sold	$80,903	$128,860

Our common stock is currently listed on the OTC Markets, QB Tier, under the symbol “PKPH”.

Recent Corporate Developments

Since the commencement of the year through December 31, 2017, we have not experienced any corporate developments. We have received a promissory note for $23,000 after the quarter end of December 31, 2017.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2017 to the Three Months Ended December 31, 2016

Revenue

No revenue or cost of sales were generated for the three months ended December 31, 2017 or December 31, 2016 due to the overall reduction in operations of the business.

Operating Expenses

Our expenses for the three months ended December 31, 2017 are summarized as follows in comparison to our expenses for the three months ended December 31, 2016:

	Three Months Ended December 31,
	2017	2016

General and administrative	$7,025	$1,883
Depreciation and amortization	—	—
Stock based compensation	—	—
Total operating expenses	$7,025	$1,883

General and administrative expense increased by $5,142 for the three months ended December 31, 2017 from the comparative period of 2016 due primarily to increased accounting fees incurred to bring our filings current with the SEC. Depreciation and amortization expense as well as stock-based compensation was$0 for the three months ended December 31, 2017 and 2016.

Other Expenses

Interest expense increased from $0 to $604 for the three months ended December 31, 2017 from the comparative period of 2016 due to the issuance of two notes payable in March 2017.

Liquidity and Financial Condition

Working Capital Deficiency

	December 31, 2017	September 30, 2017
Current assets	$2,836	$2,991
Current liabilities	203,150	195,676
Working capital deficiency	$(200,314)	$(192,685)

The decrease in current assets is mainly due to the payment of vendor bills during the three months ended December 31, 2017. The increase in current liabilities is due to transfer agent and accounting fees incurred for the three-month period ending December 31, 2017.

Cash Flows

	Three Months Ended December 31,
	2017	2016
Net income (loss)	$(7,629)	$(1,833)
Net cash provided (used) in operating activities	(155)	(126)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Increase (decrease) in cash	$(155)	$(126)

As of December 31, 2017, our cash balance was $2,836. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the three months ended December 31, 2017 was $155 mainly due to the net loss incurred for the period.

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

Going Concern

The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through December 31, 2017 of $5,063,716, as well as negative cash flows of $155 from operating activities. The Company's cash and cash equivalents balance as of December 31, 2017 is $2,836. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended December 31, 2017.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the three months ended December 31, 2017 for a discussion of Recently Issued Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of December 31, 2017, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended September 30, 2017 that was filed on January 12, 2018, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.2	Convertible Promissory Note dated March 30, 2017 with SukhAthwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK PHARMACEUTICALS, INC.

By: /s/ Neil Reithinger______________
Neil Reithinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: February 15, 2018