Form 10-Q
period 2018-03-31
PEAK PHARMACEUTICALS, INC.
filed 2018-05-14
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 14, 2018, there were 78,363,562 shares of registrant’s common stock outstanding.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2018

(Unaudited)

	March 31,	September 30,
	2018	2017
	(Audited)
Assets
Current assets:
Cash	$4,442	$2,991
Total Assets	$4,442	$2,991

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$153,735	$163,075
Accrued liabilities	12,410	7,601
Convertible notes payable	25,000	25,000
Note payable	23,000
Total Liabilities	214,145	195,676

Stockholders’ Deficit Preferred stock, $0.00001 par value, 25,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of March 31, 2017 and September 30, 2017	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,073,105)	(5,056,087)
Total Stockholders’ Deficit	(209,703)	(192,685)
Total Liabilities and Stockholders’ Deficit	$4,442	$2,991

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$8,185	$5,430	$15,210	$7,313
Interest expense	1,204	36	1,808	36
Total expenses	9,389	5,467	17,018	7,350

Operating income (loss)	(9,389)	(5,467)	(17,018)	(7,350)

Change in fair value of convertible debt	—	—	—	(5,000)

Net loss	$(9,389)	$(5,467)	$(17,018)	$(12,350)

Per share information:
Basic weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,363,562
Diluted weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,363,562

Net loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	For the Six Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,018)	$(12,350)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible debt	—	5,000
Change in operating assets and liabilities:
Prepaids	—	—
Deposits	—	—
Accounts payable	(9,340)	35,116
Accounts payable - related parties	—	(27,975)
Accrued liabilities	4,809	—
Net cash used in operating activities	(21,549)	(209)

Cash flows from financing activities:
Proceeds from issuance of notes payable	23,000	20,000
Net cash provided by financing activities	23,000	20,000

Net change in cash	1,451	19,791
Cash, beginning of period	2,991	1,304
Cash, end of period	$4,442	$21,095

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2018, the Company had an accumulated deficit of $5,073,105 and a working capital deficiency of $209,703. During the quarters ended March 31, 2018 and 2017, the Company used cash in operating activities of $21,549 and $209, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Directors’ fees and salaries. Included in accounts payable at March 31, 2018 are amounts totaling $47,877 (December 31, 2017 $47,877) owed to related parties.

NOTE 4 –NOTES PAYABLE

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. The Company recorded a loss on the notes of $5,000 during the quarter ended March 31, 2017 based on the fair value of the notes. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019.

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018.

Total accrued interest on the above notes was $3,049 as of March 31, 2018 (December 31, 2017 $1,844) and is reflected in accrued liabilities on the accompanying balance sheet.

NOTE 5 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the six-month period ended March 31, 2018 and 2017.

NOTE 6 – OPTIONS

No stock options were granted during the quarters ended March 31, 2018 and 2017.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2017 and March 31, 2018	2,916,000	$0.0067	5.95
Exercisable	2,916,000	$0.0067	5.95

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of March 31, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2017 and March 31, 2018	375,000	$0.0067	5.55
Exercisable	375,000	$0.0067	5.55

There was no equity-based compensation for the six months ended March 31, 2018 and 2017.

NOTE 7 - SUBSEQUENT EVENT

On April 2, 2018, subsequent to the period, we received a promissory note from an individual in the amount of $20,000. The note is due and payable in full on October 2, 2018 and it accrues interest at a rate of 12% per annum.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended September 30, 2017, as filed on January 12, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Recent Corporate Developments

Since the commencement of the year through March 31, 2018, we have received two promissory notes. One for $23,000 on December 31, 2017, as well as a $20,000 promissory note on April 2, 2018, subsequent to the end of the quarter.

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

Loan with Mediapark Investments Limited

On January 10, 2018, we entered into an agreement with Mediapark Investments Limited. Pursuant to the terms of the agreement, the investor acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days, on July 10, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenue

No revenue or cost of sales were generated for the three months ended March 31, 2018 or March 31, 2017 due to the overall reduction in operations of the business.

Operating Expenses

Our expenses for the three months ended March 31, 2018 are summarized as follows in comparison to our expenses for the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017

General and administrative	$8,185	$5,430
Depreciation and amortization	—	—
Stock based compensation	—	—
Total operating expenses	$8,185	$5,430

General and administrative expense increased by $2,755 for the three months ended March 31, 2018 from the comparative period of 2017 due to an increase in audit and accounting fees. Depreciation and amortization expense, as well as stock-based compensation were $0 for the three months ended March 31, 2018 and March 31, 2017.

Comparison of the Six Months Ended March 31, 2018 to the Six Months Ended March 31, 2017

Revenue

No revenue or cost of sales were generated for the six months ended March 31, 2018 or for the six months ended March 31, 2017.

Operating Expenses

Our expenses for the six months ended March 31, 2018 are summarized as follows in comparison to our expenses for the six months ended March 31, 2017:

	Six Months Ended March 31,
	2018	2017

General and administrative	$15,210	$7,313
Depreciation and amortization	—	—
Stock based compensation	—	—
Total operating expenses	$15,210	$7,313

General and administrative expense increased by $7,897 for the six months ended March 31, 2018 from the comparative period of 2017, due to an overall increase in accounting and audit fees for the six months, to keep the Company current with their filings. Depreciation and amortization expense as well as stock-based compensation were $0.

Other Expenses

	Six Months ended March 31,
	2017	2016
Interest Expense	$1,808	$36
Change in Fair Value of Convertible Debt	—	5,000
Total other expenses	$1,808	$5,036

Interest expense increased from $36 to $1,808 for the six months ended March 31, 2018 from the comparative period of 2017 due to the start date of the notes, which were on March 30, 2017 and March 21, 2017.

Liquidity and Financial Condition

Working Capital Deficiency

	March 31, 2018	September 30, 2017
Current assets	$4,442	$2,991
Current liabilities	214,145	195,676
Working capital deficiency	$(209,703)	$(192,685)

The increase in current assets is mainly due to the receipt of a promissory note during the six months ended March 31, 2018. The increase in current liabilities is due to transfer agent, filing and accounting fees incurred for the six-month period ending March 31, 2018.

Cash Flows

	Six Months Ended March 31,
	2018	2017
Net income (loss)	$(17,018)	$(12,350)
Net cash provided (used) in operating activities	(21,549)	(209)
Net cash used in investing activities	—	—
Net cash provided by financing activities	23,000	20,000
Increase (decrease) in cash	$1,451	$(19,791)

As of March 31, 2018, our cash balance was $4,442. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the six months ended March 31, 2018 was $21,549 mainly due to the net loss incurred for the period as well as the payment of open invoices.

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

Going Concern

The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through March 31, 2018 of $5,073,105, as well as negative cash flows of $21,549 from operating activities. The Company's cash and cash equivalents balance as of March 31, 2018 is $4,442. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the six months ended March 31, 2018.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the six months ended March 31, 2018 for a discussion of Recently Issued Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of March 31, 2018, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.2	Convertible Promissory Note dated March 30, 2017 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.3*	Convertible Promissory Note dated January 10, 2018 with Mediapark Investments Limited
10.4*	Convertible Promissory Note dated @@ @@, 2018 with Sukh Athwal
10.5*	First Amendment to Convertible Promissory Note dated May 7, 2018 with Sukh Athwal
10.6*	First Amendment to Convertible Promissory Note dated May 7, 2018 with Trius Holdings Limited
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK PHARMACEUTICALS, INC.

By: /s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 14, 2018