Form 10-Q
period 2018-06-30
PEAK PHARMACEUTICALS, INC.
filed 2018-08-13
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 13, 2018, there were 78,363,562 shares of registrant’s common stock outstanding.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018

(Unaudited)

	June 30,	September 30,
	2018	2017
		(Audited)
Assets
Current assets:
Cash	$17,359	$2,991
Total Assets	$17,359	$2,991

Liabilities and stockholders' deficit
Liabilities
Accounts payable	$149,742	$163,075
Accrued liabilities	13,727	7,601
Convertible notes payable	25,000	25,000
Note payable	43,000
Total Liabilities	231,469	195,676

Stockholders’ Deficit
Preferred stock, $0.00001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 325,000,000 shares authorized, 78,363,562 shares issued and outstanding, as of June 30, 2018 and September 30, 2017	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,077,511)	(5,056,087)
Total Stockholders’ Deficit	(214,109)	(192,685)
Total Liabilities and Stockholders’ Deficit	$17,359	$2,991

See the accompanying notes to the condensed consolidated financial statements

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$2,998	$14,037	$18,208	$21,350
Interest expense	1,286	598	3,094	634
Total expenses	4,284	14,635	21,302	21,984

Operating income (loss)	(4,284)	(14,635)	(21,302)	(21,984)

Change in fair value of convertible debt	-	-	-	(5,000)

Net loss	$(4,284)	$(14,635)	$(21,302)	$(26,984)

Per share information:
Basic weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,363,562
Diluted weighted average shares outstanding	78,363,562	78,363,562	78,363,562	78,363,562

Net loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

See the accompanying notes to the condensed consolidated financial statements

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For the Nine Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(21,302)	$(26,984)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible debt	-	5,000
Change in operating assets and liabilities:
Prepaids	-	(6,000)
Deposits	-	-
Accounts payable	(13,456)	36,984
Disposal of discontinued operations	-	(27,000)
Accrued liabilities	6,126	-
Net cash used in operating activities	(28,632)	(18,000)

Cash flows from financing activities:
Proceeds from issuance of notes payable	43,000	20,000
Net cash provided by financing activities	43,000	20,000

Net change in cash	14,368	2,000
Cash, beginning of period	2,991	1,304
Cash, end of period	$17,359	$3,303

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2018, the Company had an accumulated deficit of $5,077,511 and a working capital deficiency of $214,110. During the nine months ended June 30, 2018, the Company used cash in operating activities of $28,632. As of June 30, 2018, the Company had cash of $17,359. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are the amounts payable to officers and directors of the Company for reimbursement of expenses they incurred on behalf of the Company as well as Directors’ fees and salaries. Included in accounts payable at June 30, 2018 are amounts totaling $47,877 (December 31, 2017 $47,877) owed to related parties.

NOTE 4 –NOTES PAYABLE

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019.

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

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018. As of July 9, 2018, the loan was extended to July 10, 2019.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is due and payable in full on October 2, 2018 and it accrues interest at a rate of 12% per annum.

Total accrued interest on the above notes was $4,336 as of June 30, 2018 (March 31, 2018 $3,049) and is reflected in accrued liabilities on the accompanying balance sheet.

NOTE 5 – STOCKHOLDERS’ EQUITY

We had no preferred or common stock transactions during the nine-month period ended June 30, 2018 and 2017.

NOTE 6 – OPTIONS

No stock options were granted during the quarters ended June 30, 2018 and 2017.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2017 and June 30, 2018	2,916,000	$0.0067	5.70
Exercisable	2,916,000	$0.0067	5.70

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of June 30, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2017 and June 30, 2018	375,000	$0.0067	5.30
Exercisable	375,000	$0.0067	5.30

There was no equity-based compensation for the nine months ended June 30, 2018 and 2017.

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

Recent Corporate Developments

Since the commencement of the year through June 30, 2018, we received two promissory notes. One promissory note was for $23,000 on January 10, 2018 and the other was for $20,000 on April 2, 2018.

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

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is due and payable in full on October 2, 2018 and it accrues interest at a rate of 12% per annum.

Total accrued interest on the above notes was $4,336 as of June 30, 2018 (March 31, 2018 $3,049) and is reflected in accrued liabilities on the accompanying balance sheet.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenue

No revenue or cost of sales were generated for the three months ended June 30, 2018 or June 30, 2017 due to the overall reduction in operations of the business.

Operating Expenses

Our expenses for the three months ended June 30, 2018 are summarized as follows in comparison to our expenses for the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017

General and administrative	$2,998	$14,037
Depreciation and amortization	-	-
Stock based compensation	-	-
Total operating expenses	$2,998	$14,037

General and administrative expense decreased by $11,039 for the three months ended June 30, 2018 from the comparative period of 2017 due to the scaling down of business. Depreciation and amortization expense, as well as stock-based compensation were $0 for the three months ended June 30, 2018 and June 30, 2017.

Comparison of the Nine Months Ended June 30, 2018 to the Nine Months Ended June 30, 2017

Revenue

No revenue or cost of sales were generated for the nine months ended June 30, 2018 or for the nine months ended June 30, 2017.

Operating Expenses

Our expenses for the nine months ended June 30, 2018 are summarized as follows in comparison to our expenses for the nine months ended June 30, 2017:

	Nine Months Ended June 30,
	2018	2017

General and administrative	$18,208	$21,350
Depreciation and amortization	-	-
Stock based compensation	-	-
Total operating expenses	$18,208	$21,350

General and administrative expense decreased by $3,142 for the nine months ended June 30, 2018 from the comparative period of 2017, due to an overall decrease in business operations. Depreciation and amortization expense as well as stock-based compensation were $0.

Other Expenses

	Nine Months ended June 30,
	2018	2017
Interest Expense	$3,094	$634
Change in Fair Value of Convertible Debt	-	5,000
Total other expenses	$3,094	$5,634

Interest expense increased from $634 to $3,094 for the nine months ended June 30, 2018 from the comparative period of 2017 due to additional accrued interest on the notes.

Liquidity and Financial Condition

Working Capital Deficiency

	June 30, 2018	June 30, 2017
Current assets	$17,359	$2,991
Current liabilities	231,469	195,676
Working capital deficiency	$(214,110)	$(192,685)

The increase in current assets is mainly due to the receipt of a promissory note during the nine months ended June 30, 2018. The increase in current liabilities is due to transfer agent, filing and accounting fees incurred for the nine-month period ending June 30, 2018.

Cash Flows

	Nine Months Ended June 30,
	2018	2017
Net income (loss)	$(21,302)	$(26,984)
Net cash provided (used) in operating activities	(28,632)	(18,000)
Net cash used in investing activities	-	-
Net cash provided by financing activities	43,000	20,000
Increase (decrease) in cash	$17,359	$3,303

As of June 30, 2018, our cash balance was $17,359. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the nine months ended June 30, 2018 was $28,632 mainly due a decrease in accounts payable.

We need to raise additional operating capital on an immediate basis. Although the expenses of our operations have been significantly reduced due to the termination of the license agreement as outlined in Note 3 of the financial statements, we need to still evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from individuals. There can be no assurance that such a plan will be successful.

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

Going Concern

The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has cumulative net losses through June 30, 2018 of $5,077,511, as well as negative cash flows of $28,632 from operating activities. The Company's cash and cash equivalents balance as of June 30, 2018 is $17,359. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the nine months ended June 30, 2018.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the nine months ended June 30, 2018 for a discussion of Recently Issued Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of June 30, 2018, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1*	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited
10.2*	Convertible Promissory Note dated March 30, 2017 with Sukh Athwal
10.3	Convertible Promissory Note dated January 10, 2018 with Mediapark Investments Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.4	Convertible Promissory Note dated April 2, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.5	First Amendment to Convertible Promissory Note dated May 7, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	First Amendment to Convertible Promissory Note dated May 7, 2018 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK PHARMACEUTICALS, INC.

By: /s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: August 13, 2018