Form 10-K
period 2018-09-30
PEAK PHARMACEUTICALS, INC.
filed 2022-12-19
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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

N/A

(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common equity held by non-affiliates was $5,657,236 computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Markets, Pink Tier maintained by OTC Markets, Inc. on March 31, 2018 (which was $0.0885 per share). For purposes of the above statement only, the registrant’s sole director and executive officer and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of December 16, 2022 was 78,363,567.

PEAK PHARMACEUTICALS, INC.

FORM 10-K

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended September 30, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

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

In early March 2014, we decided to enter into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014, we changed our name to Cannabis Therapy Corporation and on March 24, 2014 changed our trading symbol on OTC Markets to “CTCO”. On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc. and our trading symbol changed to “PKPH” on February 5, 2015.

In March 2014 we began operating as a bio-pharmaceutical and nutraceutical company seeking to develop, manufacture, market and sell safe, high quality, medicinal products based on extracts from hemp. Our primary initial focus was on exploitation of the exclusive license we received from Canna-Pet, LLC, a developer of ingestible health products for pets made from hemp. We had also taken initial steps related to development of over-the-counter, THC-free, hemp-based products for the human market for the prevention and alleviation of symptoms associated with inflammatory and auto-immune diseases.

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

Furthermore, based on advice from the Food and Drug Administration, as well as our regulatory counsel, we decided to revise our strategy and discontinue all efforts to develop and market hemp-based health products. We currently are attempting to acquire or merge with an entity with significant operations in order to create a viable business model and value for our shareholders. Since October 2015 we have been a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

All of our business operations are carried out through our wholly owned subsidiary, Peak BioPharma Corp., a Colorado corporation. Throughout this Report, unless otherwise noted or required by the context, references to “the Company,” “us,” “we,” “our,” and similar terms refer to Peak Pharmaceuticals, Inc. and our wholly owned subsidiary, Peak BioPharma Corp.

We currently have authorized 325,000,000 shares of capital stock, consisting of (i) 300,000,000 shares of common stock, and (ii) 25,000,000 shares of “blank check” Preferred Stock.

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

Employees

As of the date of this report we have no employees. Neil Reithinger, our sole and principal executive officer has no employment agreement with Company and receives no compensation in his capacity.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our ordinary shares risky, include, among others:

Risks Related to Our Company

○	We have a limited operating history upon which investors can evaluate our future prospects. We may never attain profitability.

○	We have a history of losses, and we may not achieve or sustain profitability in the future.

○	We will require additional working capital in order to continue operations and we may not be able to secure the necessary additional financing.

○	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Risks Related to Investment

○	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

○	We may be unable to raise enough capital through sales of our equity and debt securities to implement our business plan.

○	The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

○	Restrictions on the use of Rule 144 by Shell Companies or Former Shell Companies could affect your ability to resale our shares.

○	Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

○	We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

○	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock.

○	We may be subject to proposed SEC rules and amendments.

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

We have a history of losses, and we may not achieve or sustain profitability in the future.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

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

We will be largely dependent on capital raised through sales of our equity and debt securities. Currently, we have not made any arrangements to raise additional cash, and we cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we will be unable to continue operations or to implement our business plan and will be required to cease our operations entirely.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

We currently have authorized 325,000,000 shares of capital stock consisting of (i) 300,000,000 shares of common stock, and (ii) 25,000,000 shares of “blank check” Preferred Stock. As a result, our Board is authorized to issue up to 25,000,000 shares of preferred stock with powers, rights and preferences designated by it. See “Preferred Stock” in the section of this Report titled “Description of Securities.” Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of Preferred Stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Markets or suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We do not have an effective system of internal control over financial reporting, and may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a shell company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260. Our registered agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880 Reno, NV 89501.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the OTC Markets, Pink Tier, under the symbol “PKPH.” On December 16, 2022, the closing price of our common stock reported by the OTC Markets was $0.044 per share.

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

Registration Rights

There were no registration rights as of September 30, 2018.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of September 30, 2018.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2018, we undertook no sales of unregistered securities.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2018, we did not repurchase any of our equity securities.

ITEM 6. [RESERVED]

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

Going Concern

The consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company had cumulative net losses through September 30, 2018 of $5,089,494, as well as negative cash flows of $43,721 from operating activities. The Company’s cash and cash equivalents balance as of September 30, 2018 was $2,270. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2018 to the Fiscal Years Ended September 30, 2017

Revenue

No revenue or cost of sales were generated for the years ended September 30, 2018 or September 30, 2017

Operating Expenses

The Company’s expenses for the years ended September 30, 2018 and 2017, are summarized as follows:

	Years ended September 30,
	2018	2017

General and administrative (including $12,930 and $23,680 of fees paid to related party)	$27,823	$44,987

Total operating expenses	$27,823	$44,987

The decrease in general and administrative expenses for the year ended September 30, 2018, compared to the year ended September 30, 2017 of $17,164 is due to a decrease in accounting fees as well as filing fees.

Other Expenses

	Years ended September 30,
	2018	2017
Interest Expense	$5,584	$1,240
Change in fair value of convertible debt	(5,000)	5,000
Total other expenses	$584	$6,240

Interest expense increased from $1,240 to $5,584 for the year ended September 30, 2018 from the comparative period of 2017 due to additional accrued interest on the notes. The change in fair value of convertible debt of $(5,000) and $5,000 during the years ended September 30, 2018 and 2017, respectively, was the result of remeasurement of the company’s convertible notes payable.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended September 30, 2018 and 2017:

	Years ended September 30,
	2018	2017
Current Assets	$2,270	$2,991
Current Liabilities	223,362	195,676
Working capital	$(221,092)	$(192,685)

The decrease in current assets of $721 is mainly due to a decrease in cash from the payment of outstanding bills during the year ended September 30, 2018. The increase in current liabilities of $27,686 is primarily due to the two new promissory notes issued during the year ended September 30, 2018.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2018 and 2017:

	Years Ended September 30,
	2018	2017
Net cash used in operating activities	$(43,721)	$(18,313)
Net cash provided by financing activities	43,000	20,000
Change in cash	$(721)	$1,687

As of September 30, 2018, our cash balance was $2,270. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the year ended September 30, 2018 was $43,721 mainly due to the net loss that was incurred during the year.

Net cash provided by financing for the year ended September 30, 2018 was $43,000 from two promissory notes received during the year.

We may need to evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowing from individuals. There can be no assurance that such a plan will be successful.

Cash Requirements

As of the date of this filing, we do not have sufficient cash on hand to cover our operating expenses through the next fiscal year. As of December 16, 2022, we had cash and cash equivalents of approximately $97,000. During the year ended September 30, 2021, the Company received an aggregate of $275,000 related to the issuance of 14 notes payable to various noteholders, including an aggregate of $35,000 as a result of two notes payable issued to the Company’s Chief Executive Officer, a related party. The notes are unsecured, bear interest at 1.5% per annum, and mature on September 30, 2021. There can be no assurance, however, that additional financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

For the years ended September 30, 2018 and 2017 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Convertible Notes Payable

We review convertible notes payable and the related subscription agreements to determine the appropriate reporting within the financial statements. We report convertible notes payable as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We bifurcate conversion options and report them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

Newly Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740), (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company adopted ASU 2018-13 on October 1, 2020 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU, 2014-09—Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, and further updated through ASU 2016-12, or ASU 2016-12, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled to when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public entities, and after December 15, 2018 for non-public entities. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted ASU 2014-09 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 on October 1, 2019 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contracts with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. Public business entities will adopt the standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year. The Company adopted ASU 2016-10 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASU 2016-15 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 2017, we engaged Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) as our independent registered public accounting firm. Effective February 21, 2021, we dismissed DMCL as our independent registered public accounting firm engaged to audit our consolidated financial statements and engaged Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm.

Through the reporting periods ended September 30, 2017, there have been no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DMCL would have caused them to make reference thereto in their report on the financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Based on this evaluation, we determined that as of September 30, 2018, our disclosure controls and procedures were not effective due to the following:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(i)	lack of a functioning audit committee;

(ii)	inadequate segregation of duties consistent with control objectives; and

(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended September 30, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Name	Position Held with Company	Age	Date First Elected or Appointed
Neil Reithinger (1)	Chief Executive Officer, Chief Financial Officer and Director	52	April 6, 2016

Notes

(1)	On April 6, 2016, the Board of Directors of the Company accepted the resignation of Arnold Tinter as Chief Executive Officer and Chief Financial Officer, effective as of March 31, 2016, and in accordance with the provisions of Section 4.4 of the Company’s Bylaws, appointed Neil Reithinger as Chief Executive Officer and Chief Financial Officer, to fill the vacancies created by the resignation of Mr. Tinter. Furthermore, in accordance with the provisions of Section 3.6 of the Company’s Bylaws, Neil Reithinger was appointed as a member of the Company’s Board of Directors to fill the vacancy created by the resignation of Vered Caplan, to serve for the remainder of her unexpired term as a director, and thereafter until his successor has been duly elected and qualified.

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

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders but are eligible for reelection or reappointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended September 30, 2018, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2018, and 2017 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2018; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended September 30, 2018 that received annual compensation during the fiscal year ended September 30, 2018 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended September 30, 2018 that received annual compensation during the fiscal year ended September 30, 2018 in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Reithinger	2018	-	-	-	-	-	-	-	-
CEO & CFO [1]	2017	-	-	-	-	-	-	-	-

Notes

(1)	Neil Reithinger was appointed as Chief Executive and Chief Financial Officer on April 6, 2016. Mr. Reithinger is the Founder and President of Eventus. Eventus provides accounting services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services. During the year ended September 30, 2018 and 2017, we incurred fees to Eventus of $12,930 and $24,478, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of September 30, 2018.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Neil Reithinger	-	-	-	-	-	-	-	-	-

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

Director Compensation

The following table sets forth for each director, certain information concerning their compensation for the year ended September 30, 2018 and 2017.

	Date	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Neil Reithinger	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of December 16, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)(2)
Common Stock	Neil Reithinger 14201 N Hayden Road, Suite A-1 Scottsdale, AZ 85260	14,439,999 Direct	18.4%
Common Stock	Sukh Athwal 2103-1383 Marinaside Crescent West Vancouver, BC, Canada V6Z 2W9	17,139,999 Direct	21.9%
Common Stock	Talal Yassin 3040 Rosebery Ave West Vancouver, BC, Canada V7V 349	4,871,319 Direct	6.2%
	Total Beneficial Holders as a Group	33,751,317 Direct	46.5%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)(2)
Common Stock	Neil Reithinger 14201 N Hayden Road, Suite A-1 Scottsdale, AZ 85260	14,439,999 Direct	18.4%
Common Stock	Directors & Executive Officers as a group (1 person)	14,439,999 Direct	18.4%

Notes

(1)	Percentages are based upon 78,363,567 shares of our common stock issued and outstanding as of December 16, 2022.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants or notes currently exercisable or convertible or exercisable within 60 days December 16, 2022 are deemed outstanding for the purpose of computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set out below, as of September 30, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	any promoters and control persons; and

●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director, and is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm (“Eventus”). Eventus provides accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the years ended September 30, 2018 and 2017, the Company incurred fees to Eventus of $12,930 and $23,680 respectively, and owed Eventus $10,185 and $24,532, respectively, as of September 30, 2018 and 2017. The office space used by the Company is provided by Eventus at no charge.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

On March 17, 2017, we engaged Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) as our independent registered public accounting firm. Effective as of February 2021, we dismissed DMCL as our independent registered public accounting firm engaged to audit our consolidated financial statements and engaged Friedman LLP (“Friedman”) on February 21, 2021 as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2018. The following table sets forth the fees billed to the Company for professional services rendered by DMCL and for Friedman for each of the years ended September 30, 2018 and 2017, respectively:

	DMCL
Services	2018	2017
Audit fees	$11,866	$18,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$11,866	$18,000

	Friedman
Services	2018	2017
Audit fees	$15,000	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$15,000	$-

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports.

Pre-Approval Policies and Procedures

Our sole director preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our sole director before the respective services were rendered. Our sole director has considered the nature and amount of fees billed and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK PHARMACEUTICALS

By:	/s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer & Chief Financial Officer
Date: December 19, 2022

PEAK PHARMACEUTICALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Peak Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Peak Pharmaceuticals, Inc. (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $5,084,494 and a working capital deficiency of $221,092 as of September 30, 2018. During the year ended September 30, 2018, the Company incurred a net loss of $28,407 and used cash in operating activities of $43,721. As of September 30, 2018, the Company had cash of $2,270. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2021.

Marlton, New Jersey

December 19, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Peak Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Peak Pharmaceuticals, Inc. (the “Company”) as of September 30, 2017, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of Peak Pharmaceuticals, Inc. as of September 30, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

January 12, 2018

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017

ASSETS
Current assets:
Cash	$2,270	$2,991
Total Assets	$2,270	$2,991

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including $85,062 and $99,409 due to related parties)	$153,176	$163,075
Accrued liabilities	7,186	7,601
Convertible notes payable	20,000	25,000
Notes payable	43,000	-
Total Liabilities	223,362	195,676

Stockholders’ deficit:

Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding, as of September 30, 2018 and 2017	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,084,494)	(5,056,087)
Total Stockholders’ Deficit	(221,092)	(192,685)
Total Liabilities and Stockholders’ Deficit	$2,270	$2,991

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	September 30,
	2018	2017

Operating expenses:
General and administrative (including $12,930 and $23,680 of fees paid to related party)	$27,823	$44,987
Total operating expenses	27,823	44,987

Operating loss	(27,823)	(44,987)

Other expenses:
Interest expense	5,584	1,240
Change in fair value of convertible debt	(5,000)	5,000
Total other expenses	584	6,240

Net loss	$(28,407)	$(51,227)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, September 30, 2016	78,363,567	$7,836	$4,855,566	$(5,004,860)	$(141,458)

Net loss	-	-	-	(51,227)	(51,227)
Balance, September 30, 2017	78,363,567	7,836	4,855,566	(5,056,087)	(192,685)

Net loss	-	-	-	(28,407)	(28,407)
Balance, September 30, 2018	78,363,567	$7,836	$4,855,566	$(5,084,494)	$(221,092)

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(28,407)	$(51,227)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible debt	(5,000)	5,000
Change in operating assets and liabilities:
Accounts payable	4,448	80,549
Accounts payable - related parties	(14,347)	(47,877)
Accrued expenses	(415)	(4,758)
Net cash used in operating activities	(43,721)	(18,313)

Cash flows from financing activities:
Proceeds from issuance of notes payable	43,000	20,000
Net cash provided by financing activities	43,000	20,000

Net change in cash	(721)	1,687
Cash, beginning of year	2,991	1,304
Cash, end of year	$2,270	$2,991

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2018

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

The Company is currently a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Peak Pharmaceuticals, Inc. and its wholly-owned subsidiary, Peak BioPharma Corp.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Significant estimates made in connection with the accompanying consolidated financial statements include the valuation allowances against net deferred tax assets and accounting for convertible debt.

Financial Instruments

Our financial instruments consist of cash, accounts payable, notes payable and convertible notes. The carrying values of these instruments approximate fair value due to the short-term maturities of these instruments.

Fair Value Measurements

Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 - Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the years ended September 30, 2018 and 2017, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of September 30, 2018 and 2017, the Company had two convertible notes with principal and accrued interest balances totaling $23,648 and $21,240, respectively. The note holders are entitled, at their option, to convert all or a part of their options at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 236,476 and 903,068 shares for the years ended September 30, 2018 and 2017, respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of September 30, 2018 and 2017, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018, the Company does not have any cash equivalents.

Convertible Notes Payable

We review convertible notes payable and the related subscription agreements to determine the appropriate reporting within the financial statements. We report convertible notes payable as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We bifurcate conversion options and report them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. We had no such liabilities as of December 31, 2018 and 2017. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not recognition threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carryforward periods, and tax planning alternatives. The Company assesses the likelihood that uncertain tax positions will be accepted by the applicable taxing authority based on the technical merits of the position. Tax positions meeting the more-likely-than-not recognition threshold are measured and recognized in the consolidated financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon measurement of a tax position taken in a prior annual period, including interest and penalties, and are recognized during the period in which the change occurs. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. For the years ended September 30, 2018 and 2017, we did not have any interest and penalties or any significant unrecognized uncertain tax positions. The Company recognizes accrued interest and penalties related to the unrecognized tax benefits in operating expenses.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740), (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The Company has determined that the adoption of this guidance has no impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company adopted ASU 2018-13 on October 1, 2020 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU, 2014-09—Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, and further updated through ASU 2016-12, or ASU 2016-12, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled to when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public entities, and after December 15, 2018 for non-public entities. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted ASU 2014-09 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 on October 1, 2019 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contracts with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. Public business entities will adopt the standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year. The Company adopted ASU 2016-10 on October 1, 2018   and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASU 2016-15 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 on October 1, 2018 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2018, the Company had an accumulated deficit of $5,084,494 and a working capital deficiency of $221,092. During the year ended September 30, 2018, the Company incurred a net loss of $28,407 and used cash in operating activities of $43,721. As of September 30, 2018, the Company had cash of $2,270. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $85,062 and $99,409, as of September 30, 2018 and 2017, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $10,185 and $24,532, as of September 30, 2018 and 2017, respectively, Total expense incurred related to this entity was $12,930 and $23,680 for the years ended September 30, 2018 and 2017, respectively, with no other related party expenses incurred.

NOTE 4 –CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of September 30, 2018, the total balance and accrued interest owing under this note was $10,000 and $1,810, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. The default interest rate is 15%. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019. As of September 30, 2018, the total balance and accrued interest owing under this note was $10,000 and $1,805, respectively. Subsequent to the year ended September 30, 2018, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of September 30, 2018, the total balance and accrued interest owing under this note was $23,000 and $1,989, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is unsecured, is due and payable in full on October 2, 2018, and accrues interest at a rate of 12% per annum. The default interest rate is 15%. As of the September 30, 2018, the total balance and accrued interest owing under this note was $20,000 and $1,190, respectively. Subsequent to the year ended September 30, 2018, on December 3, 2021, the Company repaid this loan and accrued interest in full.

NOTE 5 – STOCK OPTIONS

No stock options were granted during the years ended September 30, 2018 and 2017.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2018 and 2017	2,916,000	$0.0067	5.45
Exercisable	2,916,000	$0.0067	5.45

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of September 30, 2018 and 2017:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2018 and 2017	375,000	$0.0067	5.04
Exercisable	375,000	$0.0067	5.04

There was no equity-based compensation for the years ended September 30, 2018 and 2017.

NOTE 6 –INCOME TAXES

Deferred income tax provisions for the years ended September 30, 2018 and 2017 are summarized below:

	2018	2017
Federal	$(6,000)	$(17,400)
State	(1,100)	(1,600)
Total deferred	(7,100)	(19,000)
Increase in valuation allowance	7,100	19,000
Income tax provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2018	2017
Income tax provision – federal rate	21.0%	34.0%
State income taxes, net of federal benefit	3.9%	3.1%
Change in valuation allowance	(8.2)%	(37.1)%
Remeasurement of valuation allowance due to change in federal rate	33.1%	-
	-	-

Significant components of the Company’s deferred tax assets and liabilities as September 30, 2018 and 2017 is as follows:

	2018	2017
Deferred tax assets:
Net operating losses	$276,000	$401,200

Total deferred tax asset	276,000	401,200
Valuation allowance	(276,000)	(401,200)
Deferred tax asset, net of allowance	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at September 30, 2018 and 2017, respectively, is necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in valuation allowance was a decrease of approximately $126,000 and an increase of approximately $19,900, for the years ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, we have a net operating loss carry forwards of approximately $1,110,000 (2017: $1,081,300). The loss will be available to offset future taxable income. If not used, these carry forwards will expire in varying amounts through 2038.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2015 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

For the years ended September 30, 2018 and 2017 we did not have any interest and penalties associated with tax positions. As of September 30, 2018, we did not have any significant unrecognized uncertain tax positions.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and requires the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of January 1, 2018, which caused a decrease in the Company’s valuation allowance of approximately $133,000 as a result of the Company’s re-measurement.

NOTE 7 – SUBSEQUENT EVENTS

Issuance of Loans Payable

During the year ended September 30, 2021, the Company received an aggregate of $275,000 related to the issuance of 14 notes payable to various noteholders, including an aggregate of $35,000 as a result of two notes payable issued to the Company’s Chief Executive Officer, a related party. The notes are unsecured, bear interest at 1.5% per annum, and mature on September 30, 2021. To date, the Company has made principal and accrued interest payment of $65,000 and $14,191, respectively. As of the date of this report, the original due date of such notes has not been extended and are in default.