Form 10-Q
period 2018-12-31
PEAK PHARMACEUTICALS, INC.
filed 2022-12-19
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2018	2018

Assets
Current assets:
Cash	$764	$2,270
Total Assets	$764	$2,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable (including $86,248 and $85,062 due to related parties)	$152,623	$153,176
Accrued liabilities	9,092	7,186
Convertible notes payable	20,000	20,000
Note payable	43,000	43,000
Total Liabilities	224,715	223,362

Stockholders’ deficit
Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,087,353)	(5,084,494)
Total Stockholders’ Deficit	(223,951)	(221,092)
Total Liabilities and Stockholders’ Deficit	$764	$2,270

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2018	2017
Operating expenses:
General and administrative (including $798 and $5,800 of fees paid to related party)	$953	$7,025
Total operating expenses	953	7,025

Operating loss	(953)	(7,025)

Other expenses:
Interest expense	1,906	604
Total other expenses	1,906	604

Net loss	$(2,859)	$(7,629)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance, October 1, 2017	78,363,567	$7,836	$4,855,566	$(5,056,087)	$(192,685)

Net loss	-	-	-	(7,629)	(7,629)
Balance, December 31, 2017	78,363,567	$7,836	$4,855,566	$(5,063,716)	$(200,314)

Balance, October 1, 2018	78,363,567	$7,836	$4,855,566	$(5,084,494)	$(221,092)

Net loss	-	-	-	(2,859)	(2,859)
Balance, December 31, 2018	78,363,567	$7,836	$4,855,566	$(5,087,353)	$(223,951)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(2,859)	$(7,629)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable	(1,739)	1,071
Accounts payable - related parties	1,186	5,800
Accrued liabilities	1,906	603
Net cash used in operating activities	(1,506)	(155)

Net change in cash	(1,506)	(155)
Cash, beginning of period	2,270	2,991
Cash, end of period	$764	$2,836

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2018. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and our wholly owned subsidiary Peak BioPharma Corp. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the valuation allowances against net deferred tax assets and accounting for convertible debt.

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three months ended December 31, 2018 and 2017, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of December 31, 2018 and September 30, 2018, the Company had two convertible notes with principal and accrued interest balances totaling $24,253 and $23,648, respectively. The note holders are entitled, at their option, to convert all or a part of their options at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 253,688 and 182,035 shares as of December 31, 2018 and  2017, respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of December 31, 2018 and September 30, 2018, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2018, the Company had an accumulated deficit of $5,087,353 and a working capital deficiency of $223,951. During the three months ended December 31, 2018, the Company incurred a net loss of $2,859 and used cash in operating activities of $1,506. As of December 31, 2018, the Company had cash of $764. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $86,248 and $85,062, as of December 31, 2018 and September 30, 2018, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $11,371 and $10,185, as of December 31, 2018 and September 30, 2018, respectively. Total expense incurred related to this entity was $798 and $5,800 for the three months ended September 30, 2018 and 2017, respectively, with no other related party expenses incurred.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of December 31, 2018 and September 30, 2018, the total accrued interest owing under this note was $2,145 and $1,810, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019. As of December 31, 2018 and September 30, 2018, the total accrued interest owing under this note was $2,107 and $1,805 respectively. Subsequent to the three months ended December 31, 2018, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of December 31, 2018 and September 30, 2018, the total accrued interest owing under this note was $2,684 and $1,989, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is unsecured, is due and payable in full on October 2, 2018, and it accrues interest at a rate of 12% per annum. As of the December 31, 2018 and September 30, 2018, the total accrued interest owing under this note was $1,795 and $1,190, respectively. Subsequent to the three months ended December 31, 2018, on December 3, 2021, the Company repaid this loan and accrued interest in full.

NOTE 6 – OPTIONS

No stock options were granted during the three months ended December 31, 2018 and 2017.

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2018 and September 30, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding December 31, 2018 and September 30, 2018	2,916,000	$0.0067	5.20
Exercisable, December 31, 2018 and September 30, 2018	2,916,000	$0.0067	5.20

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 201 and September 30, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding December 31, 2018 and September 30, 2018	375,000	$0.0067	4.79
Exercisable, December 31, 2018 and September 30, 2018	375,000	$0.0067	4.79

There was no equity-based compensation for the three months ended December 31, 2018 and 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on December 19, 2022. Certain statements made in this discussion are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended September 30, 2018, as filed on December 19, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

On August 30, 2013, we changed our name to Frac Water Systems, Inc. and, on October 10, 2013, we decided to engage in the business of providing economically and environmentally sound solutions for the treatment and recycling of wastewater resulting principally from oil and gas exploration and production activities. Due to our research of the business opportunities, on December 31, 2013, we determined not to move forward with this line of business.

In early March 2014, we decided to enter into the business of developing, manufacturing and marketing pharmaceutical level products containing phytocannabinnoids, an abundant and pharmaceutically active component of industrial hemp, for the prevention and alleviation of various conditions and diseases. In connection therewith, on March 17, 2014, we changed our name to Cannabis Therapy Corporation and, on March 24, 2014, changed our trading symbol on OTC Markets to “CTCO”. On December 23, 2014, we changed our name to Peak Pharmaceuticals, Inc. and our trading symbol changed to “PKPH” on February 5, 2015.

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

On August 15, 2012, our board of directors and stockholders owning a majority of our outstanding common shares, authorized a 50 for 1 forward stock split of our issued and outstanding common stock. The forward split became effective on September 27, 2012. Due to the forward split, each outstanding share was split into 50 shares. On March 11, 2014, our board of directors authorized a 1.5 for 1 forward stock split of our common stock in the form of a dividend. In connection therewith, our shareholders of record as of the close of business on March 28, 2014, received an additional 0.5 share of our common stock for each share of our issued and outstanding common stock held by them on such date. The forward stock split became effective on April 1, 2014.

Results of Operations

Comparison of the Three Months Ended December 31, 2018 to the Three Months Ended December 31, 2017

Revenue

No revenue or cost of sales were generated for the three months ended December 31, 2018 or December 31, 2017.

Operating Expenses

The Company’s expenses for the three months ended December 31, 2018 and 2017, are summarized as follows:

	Three Months Ended December 31,
	2018	2017

General and administrative (including $798 and $5,800 of fees paid to related party)	$953	$7,025
Total operating expenses	$953	$7,025

The decrease in general and administrative expenses for the three months ended December 31, 2018, compared to the three months ended December 31, 2017 of $6,072 is due to a decrease in accounting fees as well as filing fees.

Other Expenses

	Three Months Ended December 31,
	2018	2017
Interest Expense	$1,906	$604
Total other expenses	$1,906	$604

Interest expense increased $1,302 for the three months ended December 31, 2018 from the comparative period of 2017 due to additional accrued interest on the two notes payable issued in January and April 2018.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended December 31, 2018 and 2017:

	As of
	December 31, 2018	September 30, 2018
Current Assets	$764	$2,270
Current Liabilities	224,715	223,362
Working capital	$(223,951)	$(221,092)

The decrease in current assets of $1,506 is mainly due to a decrease in cash from the payment of outstanding bills during the three months ended December 31, 2018. The increase in current liabilities of $1,353 is primarily due to an increase in accrued liabilities during the three months ended December 31, 2018.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,506)	$(155)
Change in cash	$(1,506)	$(155)

As of December 31, 2018, our cash balance was $764. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the three months ended December 31, 2018 was $1,506 was mainly due to the net loss that was incurred during the period.

We may need to evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowing from individuals. There can be no assurance that such a plan will be successful.

Cash Requirements

As of the date of this filing, we do not have sufficient cash on hand to cover our operating expenses through the next fiscal year. As of December 16, 2022, we had cash of approximately $97,000. During the year ended September 30, 2021, the Company received an aggregate of $275,000 related to the issuance of 14 notes payable to various noteholders, including an aggregate of $35,000 as a result of two notes payable issued to the Company’s Chief Executive Officer, a related party. The notes are unsecured, bear interest at 1.5% per annum, and mature on September 30, 2021. There can be no assurance, however, that additional financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Critical Accounting Policies and Estimates

Our unaudited condensed financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of unaudited condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our unaudited condensed financial statements. A complete summary of these policies is included in the notes to our unaudited condensed financial statements, along with the related notes contained in our Annual Report on Form 10-K as filed with the Securities & Exchange Commission. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

New accounting standards

For discussion of Recently Issued Accounting Pronouncements, see Note 1 to the unaudited condensed financial statements, “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of December 31, 2018, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended September 30, 2018 that was filed on December 19, 2022, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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
Neil Reithinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: December 19, 2022