Form 10-Q
period 2019-03-31
PEAK PHARMACEUTICALS, INC.
filed 2022-12-19
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2019	2018

Assets
Current assets:
Cash	$587	$2,270
Total Assets	$587	$2,270

Liabilities and stockholders’ deficit
Liabilities
Accounts payable (including $86,913 and $85,062 due to related parties)	$154,219	$153,176
Accrued liabilities	10,956	7,186
Convertible notes payable	20,000	20,000
Note payable	43,000	43,000
Total Liabilities	228,175	223,362

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,090,990)	(5,084,494)
Total Stockholders’ Deficit	(227,588)	(221,092)
Total Liabilities and Stockholders’ Deficit	$587	$2,270

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating expenses:
General and administrative (including fees paid to related party of $455 and $4,229, and $1,253 and $10,029, for the three and six months ended March 31, 2019 and 2018, respectively)	$1,773	$8,185	$2,726	$15,210
Total operating expenses	1,773	8,185	2,726	15,210

Operating loss	(1,773)	(8,185)	(2,726)	(15,210)

Other expenses:
Interest expense	(1,864)	(1,204)	(3,770)	(1,808)
Total other expenses	(1,864)	(1,204)	(3,770)	(1,808)

Net loss	$(3,637)	$(9,389)	$(6,496)	$(17,018)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567	78,363,567	78,363,567
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, October 1, 2017	78,363,562	$7,836	$4,855,566	$(5,056,087)	$(192,685)

Net loss	-	-	-	(7,629)	(7,629)
Balance, December 31, 2017	78,363,562	7,836	4,855,566	(5,063,716)	(200,314)

Net loss	-	-	-	(9,389)	(9,389)
Balance, March 31, 2018	78,363,562	$7,836	$4,855,566	$(5,073,105)	$(209,703)

Balance, October 1, 2018	78,363,567	$7,836	$4,855,566	$(5,084,494)	$(221,092)

Net loss	-	-	-	(2,859)	(2,859)
Balance, December 31, 2018	78,363,567	7,836	4,855,566	(5,087,353)	(223,951)

Net loss	-	-	-	(3,637)	(3,637)
Balance, March 31, 2019	78,363,567	$7,836	$4,855,566	$(5,090,990)	$(227,588)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,496)	$(17,018)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	(808)	864
Accounts payable - related parties	1,851	(10,204)
Accrued liabilities	3,770	4,809
Net cash used in operating activities	(1,683)	(21,549)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	23,000
Net cash provided by financing activities	-	23,000

Net change in cash	(1,683)	1,451
Cash, beginning of period	2,270	2,991
Cash, end of period	$587	$4,442

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three and six months ended March 31, 2019 and 2018, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of March 31, 2019 and September 30, 2018, the Company had two convertible notes with principal and accrued interest balances totaling $24,844 and $23,648, respectively. The note holders are entitled, at their option, to convert all or a part of their options at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 334,050, and 317,009 shares as of March 31, 2019 and 2018,    respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of March 31, 2019 and September 30, 2018, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2019, the Company had an accumulated deficit of $5,090,990 and a working capital deficiency of $227,588. During the six months ended March 31, 2019, the Company incurred a net loss of $6,496 and used cash in operating activities of $1,683. As of March 31, 2019, the Company had cash of $587. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $86,913 and $85,062, as of March 31, 2019 and September 30, 2018, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $12,036 and $10,185, as of March 31, 2019 and September 30, 2018, respectively. Total expense incurred related to this entity was $455 and $4,229 for the three months ended March 31, 2019 and 2018, respectively, and $1,253 and $10,029, for the six months ended March 31, 2019 and 2018, respectively, with no other related party expenses incurred.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE,

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of March 31, 2019 and September 30, 2018, the total accrued interest owing under this note was $2,441 and $1,843, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019. As of March 31, 2019 and September 30, 2018, the total accrued interest owing under this note was $2,403 and $1,805 respectively. Subsequent to March 31, 2019, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of March 31, 2019 and September 30, 2018, the total accrued interest owing under this note was $3,365 and $1,989, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is unsecured, is due and payable in full on October 2, 2018, and it accrues interest at a rate of 12% per annum. As of the March 31, 2019 and September 30, 2018, the total accrued interest owing under this note was $2,387 and $1,190, respectively. Subsequent to March 31, 2019, on December 3, 2021, the Company repaid this loan and accrued interest in full.

NOTE 6 – OPTIONS

No stock options were granted during the six months ended March 31, 2019 and 2018.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2019 and September 30, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding March 31, 2019 and September 30, 2018	2,916,000	$0.0067	4.95
Exercisable, March 31, 2019 and September 30, 2018	2,916,000	$0.0067	4.95

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of March 31, 2019 and September 30, 2018:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding March 31, 2019 and September 30, 2018	375,000	$0.0067	4.54
Exercisable, March 31, 2019 and September 30, 2018	375,000	$0.0067	4.54

There was no equity-based compensation for the six months ended March 31, 2019 and 2018.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenue

No revenue or cost of sales were generated for the three months ended March 31, 2019 or March 31, 2018.

Operating Expenses

The Company’s expenses for the three months ended March 31, 2019 and 2018, are summarized as follows:

	Three Months Ended March 31,
	2019	2018
General and administrative (including $455 and $4,229 of fees paid to related party)	$1,773	$8,185
Total operating expenses	$1,773	$8,185

The decrease in general and administrative expenses for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 of $6,412 is due to a decrease in accounting and filing fees.

Other Expenses

	Three Months Ended March 31,
	2019	2018
Interest Expense	$1,864	$1,204
Total other expenses	$1,864	$1,204

Interest expense increased $660 for the three months ended March 31, 2019 from the comparative period of 2018 due to additional accrued interest on the two notes payable issued in January and April 2018.

Comparison of the Six Months Ended March 31, 2019 to the Six Months Ended March 31, 2018

Revenue

No revenue or cost of sales were generated for the six months ended March 31, 2019 or March 31, 2018.

Operating Expenses

The Company’s expenses for the six months ended March 31, 2019 and 2018, are summarized as follows:

	Six Months Ended March 31,
	2019	2018
General and administrative (including $1,253 and $10,029 of fees paid to related party)	$2,726	$15,210
Total operating expenses	$2,726	$15,210

The decrease in general and administrative expenses for the six months ended March 31, 2019, compared to the six months ended March 31, 2018 of $12,484 is due to a decrease in accounting fees as well as filing fees.

Other Expenses

	Six Months Ended March 31,
	2019	2018
Interest Expense	$3,770	$1,808
Total other expenses	$3,770	$1,808

Interest expense increased $1,962 for the six months ended March 31, 2019 from the comparative period of 2018 due to additional accrued interest on the two notes payable issued in January and April 2018.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the six months ended March 31, 2019 and 2018:

	As of
	March 31, 2019	September 30, 2018
Current Assets	$587	$2,270
Current Liabilities	228,175	223,362
Working capital	$(227,588)	$(221,092)

The decrease in current assets of $1,683 is mainly due to a decrease in cash from the payment of outstanding bills during the six months ended March 31, 2019. The increase in current liabilities of $4,813 is primarily due to an increase in accrued liabilities during the six months ended March 31, 2019.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(1,683)	$(21,549)
Change in cash	$(1,683)	$(21,549)

As of March 31, 2019, our cash balance was $587. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the six months ended March 31, 2019 of $1,683 was mainly due to the net loss that was incurred during the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of March 31, 2019, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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