Form 10-Q
period 2020-12-31
PEAK PHARMACEUTICALS, INC.
filed 2022-12-19
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 and 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2020	2020
Assets
Current assets:
Cash	$378	$408
Total Assets	$378	$408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable (including $91,228 and $88,020 due to related parties)	$167,474	$162,532
Accrued liabilities	27,354	24,972
Convertible notes payable	20,000	20,000
Notes payable	43,000	43,000
Total Liabilities	257,828	250,504

Stockholders’ deficit
Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,120,852)	(5,113,498)
Total Stockholders’ Deficit	(257,450)	(250,096)
Total Liabilities and Stockholders’ Deficit	$378	$408

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2020	2019
Operating expenses:
General and administrative (including fees paid to related party of $4,730 and $0)	$4,972	$1,138
Total operating expenses	4,972	1,138

Operating loss	(4,972)	(1,138)

Other expenses:
Interest expense	2,382	2,382
Total other expenses	2,382	2,382

Net loss	$(7,354)	$(3,520)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance, October 1, 2019	78,363,567	$7,836	$4,855,566	$(5,098,487)	$(235,085)

Net loss	-	-	-	(3,520)	(3,520)
Balance, December 31, 2019	78,363,567	$7,836	$4,855,566	$(5,102,007)	$(238,605)

Balance, October 1, 2020	78,363,567	$7,836	$4,855,566	$(5,113,498)	$(250,096)

Net loss	-	-	-	(7,354)	(7,354)
Balance, December 31, 2020	78,363,567	$7,836	$4,855,566	$(5,120,852)	$(257,450)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(7,354)	$(3,520)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable	1,734	1,108
Accounts payable - related parties	3,208	-
Accrued liabilities	2,382	2,383
Net cash used in operating activities	(30)	(29)

Net change in cash	(30)	(29)
Cash, beginning of period	408	527
Cash, end of period	$378	$498

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2020. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three months ended December 31, 2020 and 2019, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of December 31, 2020 and September 30, 2020, the Company had two convertible notes with principal and accrued interest balances totaling and $30,122 and $29,366, respectively. The note holders are entitled, at their option, to convert all or a part of their options at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 453,644 and 2,529,261 shares as of   December 31, 2020 and 2019, respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of December 31, 2020 and September 30, 2020, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2020, the Company had an accumulated deficit of $5,120,852 and a working capital deficiency of $257,450. During the three months ended December 31, 2020, the Company incurred a net loss of $7,354 and used cash in operating activities of $30. As of December 31, 2020, the Company had cash of $378. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $91,228 and $88,020, as of December 31, 2020 and September 30, 2020, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $16,351 and $13,143 as of December 31, 2020 and September 30, 2020, respectively. Total expense incurred related to this entity was $4,730 and $0 for the three months ended December 31, 2020 and 2019, respectively, with no other related party expenses incurred.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of December 31, 2020 and September 30, 2020, the total accrued interest owing under this note was $5,084 and $4,705, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019. As of December 31, 2020 and September 30, 2020, the total accrued interest owing under this note was $5,038 and $4,660 respectively. Subsequent to the three months ended December 31, 2020, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of December 31, 2020 and September 30, 2020, the total accrued interest owing under this note was $9,233 and $8,363, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is unsecured, is due and payable in full on October 2, 2018, and it accrues interest at a rate of 12% per annum. As of the December 31, 2020 and September 30, 2020, the total accrued interest owing under this note was $7,639 and $6,883, respectively. Subsequent to the three months ended December 31, 2020, on December 3, 2021, the Company repaid this loan and accrued interest in full.

NOTE 6 – OPTIONS

No stock options were granted during the three months ended December 31, 2020 and 2019.

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2020 and September 30, 2020:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding December 31, 2020 and September 30, 2020	2,916,000	$0.0067	3.20
Exercisable, December 31, 2020 and September 30, 2020	2,916,000	$0.0067	3.20

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 2020 and September 30, 2020:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding December 31, 2020 and September 30, 2020	375,000	$0.0067	2.79
Exercisable, December 31, 2020 and September 30, 2020	375,000	$0.0067	2.79

There was no equity-based compensation for the three months ended December 31, 2020 and 2019.

NOTE 7 – SUBSEQUENT EVENTS

Issuance of Loans Payable

Subsequent to December 31, 2020, the Company received an aggregate of $275,000 related to the issuance of 14 notes payable to various noteholders, including an aggregate of $35,000 as a result of two notes payable issued to the Company’s Chief Executive Officer, a related party.   The notes are unsecured, bear interest at 1.5% per annum, and mature on September 30, 2021. To date, the Company has made principal and accrued interest payment of $65,000 and $14,191, respectively. As of the date of this report, the original due date of such notes has not been extended and are in default.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed on December 19, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2020 to the Three Months Ended December 31, 2019

Revenue

No revenue or cost of sales were generated for the three months ended December 31, 2020 or December 31, 2019.

Operating Expenses

The Company’s expenses for the three months ended December 31, 2020 and 2019, are summarized as follows:

	Three Months Ended December 31,
	2020	2019

General and administrative (including $4,730 and $0 of fees paid to related party)	$4,972	$1,138
Total operating expenses	$4,972	$1,138

The increase in general and administrative expenses for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 of $3,834 is due primarily to an increase in filing fees.

Other Expenses

	Three Months Ended December 31,
	2020	2019
Interest Expense	$2,382	$2,382
Total other expenses	$2,382	$2,382

Interest expense was unchanged for the three months ended December 31, 2020 from the comparative period of 2019 representing accrued interest on the Company’s notes payable.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital as of ended December 31, 2020 and September 30, 2020:

	As of
	December 31, 2020	September 30, 2020
Current Assets	$378	$408
Current Liabilities	257,828	250,504
Working capital	$(257,450)	$(250,096)

The decrease in current assets of $30 is mainly due to a decrease in cash from the payment of outstanding bills during the three months ended December 31, 2020. The increase in current liabilities of $7,324 is primarily due to an increase in accounts payable and accrued liabilities during the three months ended December 31, 2020.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(30)	$(29)
Change in cash	$(30)	$(29)

As of December 31, 2020, our cash balance was $378. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the three months ended December 31, 2020 of $30 was mainly due to the net loss that was incurred during the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of December 31, 2020, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended September 30, 2020 that was filed on December 19, 2022, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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