Form 10-Q
period 2021-06-30
PEAK PHARMACEUTICALS, INC.
filed 2022-12-19
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 and 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2021	2020

Assets
Current assets:
Cash	$42,788	$408
Total Assets	$42,788	$408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable (including $129,781 and $88,020 due to related parties)	$224,611	$162,532
Accrued liabilities	32,045	24,972
Convertible notes payable	20,000	20,000
Note payable	85,500	43,000
Total Liabilities	362,156	250,504

Stockholders’ deficit
Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,182,770)	(5,113,498)
Total Stockholders’ Deficit	(319,368)	(250,096)
Total Liabilities and Stockholders’ Deficit	$42,788	$408

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative (including fees paid to related party of $15,705 and $0, and $43,283 and $0, for the three and nine months ended June 30, 2021 and 2020, respectively)	$16,845	$1,204	$65,060	$3,513
Total operating expenses	16,845	1,204	65,060	3,513

Operating loss	(16,845)	(1,204)	(65,060)	(3,513)

Other expenses (income):
Interest expense	2,361	2,356	7,241	7,094
Gain on forgiveness of debt	-	-	(3,029)	-
Total other expenses, net	2,361	2,356	4,212	7,094

Net loss	$(19,206)	$(3,560)	$(69,272)	$(10,607)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567	78,363,567	78,363,567

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance, October 1, 2019	78,363,567	$7,836	$4,855,566	$(5,098,487)	$(235,085)

Net loss	-	-	-	(3,520)	(3,520)
Balance, December 31, 2019	78,363,567	7,836	4,855,566	(5,102,007)	(238,605)

Net loss	-	-	-	(3,527)	(3,527)
Balance, March 31, 2020	78,363,567	$7,836	$4,855,566	$(5,105,534)	$(242,132)

Net loss	-	-	-	(3,560)	(3,560)
Balance, June 30, 2020	78,363,567	$7,836	$4,855,566	$(5,109,094)	$(245,692)

Balance, October 1, 2020	78,363,567	$7,836	$4,855,566	$(5,113,498)	$(250,096)

Net loss	-	-	-	(7,354)	(7,354)
Balance, December 31, 2020	78,363,567	7,836	4,855,566	(5,120,852)	(257,450)

Net loss	-	-	-	(42,712)	(42,712)
Balance, March 31, 2021	78,363,567	$7,836	$4,855,566	$(5,163,564)	$(300,162)

Net loss	-	-	-	(19,206)	(19,206)
Balance, June 30, 2021	78,363,567	$7,836	$4,855,566	$(5,182,770)	$(319,368)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(69,272)	$(10,607)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(3,029)	-
Change in operating assets and liabilities:
Accounts payable	23,347	3,423
Accounts payable - related parties	41,761	-
Accrued liabilities	7,073	7,095
Net cash used in operating activities	(120)	(89)

Cash flows from financing activities:
Proceeds from issuance of notes payable	42,500	-
Net cash provided by financing activities	42,500	-

Net change in cash	42,380	(89)
Cash, beginning of period	408	527
Cash, end of period	$42,788	$438

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three and nine months ended June 30, 2021 and 2020, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of June 30, 2021 and September 30, 2020, the Company had two convertible notes with principal and accrued interest balances totaling and $31,610 and $29,366, respectively. The note holders are entitled, at their option, to convert all or a part of their options at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 339,159 and 2,432,789   shares as of June 30, 2021 and 2020  , respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of June 30, 2021 and September 30, 2020, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company adopted ASI 2016-02 on January 1, 2019 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2021, the Company had an accumulated deficit of $5,182,770 and a working capital deficiency of $319,368. During the nine months ended June 30, 2021, the Company incurred a net loss of $69,272 and used cash in operating activities of $120. As of June 30, 2021, the Company had cash of $42,788. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $129,781 and $88,020, as of June 30, 2021 and September 30, 2020, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $54,904 and $13,143 as of June 30, 2021 and September 30, 2020, respectively. Total expense incurred related to this entity was $15,705 and $0 for the three months ended June 30, 2021 and 2020, and $43,283 and $0 for the nine months ended June 30, 2021 and 2020, respectively, with no other related party expenses incurred.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of June 30, 2021 and September 30, 2020, the total accrued interest owing under this note was $5,827 and $4,705, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019. As of June 30, 2021 and September 30, 2020, the total accrued interest owing under this note was $5,782 and $4,660 respectively. Subsequent to the nine months ended June 30, 2021, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of June 30, 2021 and September 30, 2020, the total accrued interest owing under this note was $10,944 and $8,363, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is unsecured, is due and payable in full on October 2, 2018, and it accrues interest at a rate of 12% per annum. As of the June 30, 2021 and September 30, 2020, the total accrued interest owing under this note was $9,127 and $6,883, respectively. Subsequent to the nine months ended June 30, 2021, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Loan with Officer

On June 14, 2021, the Company entered into an agreement with our sole officer and director. Pursuant to the terms of the agreement, we received a promissory note in the amount of $5,000. The note is unsecured, is due and payable in full on December 31, 2021, and accrues interest at a rate of 1.5% per annum. As of the June 30, 2021, the total accrued interest owing under this note was $3.

Loan with Individual

On June 16, 2021, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $2,500. The note is unsecured, is due and payable in full on September 30, 2021, and accrues interest at a rate of 1.5% per annum. As of the June 30, 2021, the total accrued interest owing under this note was $1.

Loan with Utopia Capital, LLC

On June 30, 2021, the Company entered into an agreement with Utopia Capital, LLC. Pursuant to the terms of the agreement, we received a promissory note in the amount of $35,000. The note is unsecured, is due and payable in full on September 30, 2021, and accrues interest at a rate of 1.5% per annum. As of the June 30, 2021, the total accrued interest owing under this note was $0.

NOTE 5 – OPTIONS

No stock options were granted during the nine months ended June 30, 2021 and 2020.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2021 and September 30, 2020:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding June 30, 2021 and September 30, 2020	2,916,000	$0.0067	2.70
Exercisable, June 30, 2021 and September 30, 2020	2,916,000	$0.0067	2.70

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of June 30, 2021 and September 30, 2020:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding June 30, 2021 and September 30, 2020	375,000	$0.0067	2.29
Exercisable, June 30, 2021 and September 30, 2020	375,000	$0.0067	2.29

There was no equity-based compensation for the nine months ended June 30, 2021 and 2020.

NOTE 6 – SUBSEQUENT EVENTS

Issuance of Loans Payable

Subsequent to June 30, 2021, the Company received an aggregate of $232,500 related to the issuance of 11 notes payable to various noteholders, including an aggregate of $30,000 as a result of a note payable issued to the Company’s Chief Executive Officer, a related party.   The notes are unsecured, bear interest at 1.5% per annum, and mature on September 30, 2021. To date, the Company has made principal and accrued interest payment of $65,000 and $14,191, respectively. As of the date of this report, the original due date of such notes has not been extended and are in default.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue

No revenue or cost of sales were generated for the three months ended June 30, 2021 or June 30, 2020.

Operating Expenses

The Company’s expenses for the three months ended June 30, 2021 and 2020, are summarized as follows:

	Three Months Ended June 30,
	2021	2020

General and administrative (including $15,705 and $0 of fees paid to related party)	$16,845	$1,204
Total operating expenses	$16,845	$1,204

The increase in general and administrative expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 of $15,641   is due primarily to an increase in accounting fees.

Other Expenses (Income)

	Three Months Ended June 30,
	2021	2020
Interest Expense	$2,361	$2,356
Total other expenses, net	$2,361	$2,356

Interest expense increased for the nine months ended June 30, 2021 from the comparative period of 2020 of $5 is due to an increase in interest rates to 15% due to default provisions of the notes payable.

Comparison of the Nine Months Ended June 30, 2021 to the Nine Months Ended June 30, 2020

Revenue

No revenue or cost of sales were generated for the nine months ended June 30, 2021 or June 30, 2020.

Operating Expenses

The Company’s expenses for the nine months ended June 30, 2021 and 2020, are summarized as follows:

	Nine Months Ended June 30,
	2021	2020

General and administrative (including $43,283 and $0 of fees paid to related party)	$65,060	$3,513
Total operating expenses	$65,060	$3,513

The increase in general and administrative expenses for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 of $61,547 is due primarily to an increase in accounting and audit fees.

Other Expenses

	Nine Months Ended June 30,
	2021	2020
Interest Expense (including related party interest expense of $3 and $0 for the nine months ended June 30, 2021 and 2020, respectively)	$7,241	$7,094
Gain on forgiveness of debt	(3,029)	-
Total other expenses, net	$4,212	$7,094

Interest expense increased for the nine months ended June 30, 2021 from the comparative period of 2020 of $147 is due to an increase in interest rates to 15% due to default provisions of our notes payable. The gain on forgiveness of debt of $3,029 was a result of a decrease of accounts payable as a result of vendor adjustments.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital as of ended June 30, 2021 and September 30, 2020:

	As of
	June 30, 2021	September 30, 2020
Current Assets	$42,788	$408
Current Liabilities	362,156	250,504
Working capital	$(319,368)	$(250,096)

The increase in current assets of $42,380 is mainly due to an increase in cash from the issuance of notes payable during the nine months ended June 30, 2021. The increase in current liabilities of $111,652 is primarily due to an increase in accounts payable and accrued liabilities during the nine months ended June 30, 2021.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30,
	2021	2020
	$

Net cash used in operating activities	$(120)	$(89)
Net cash provided by financing activities	$42,500	$-
Net change in cash	$42,380	$(89)

As of June 30, 2021, our cash balance was $42,788. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the nine months ended June 30, 2021 of $120 was mainly due to the net loss that was incurred during the period.

Net cash provided by financing activities for the nine months ended June 30, 2021 of $42,500 was due to the issuance of notes payable during the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of June 30, 2021, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.2	Convertible Promissory Note dated March 30, 2017 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.3	Convertible Promissory Note dated January 10, 2018 with Mediapark Investments Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.4	Convertible Promissory Note dated April 2, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.5	First Amendment to Convertible Promissory Note dated May 7, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	First Amendment to Convertible Promissory Note dated May 7, 2018 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.7*	Promissory Note dated June 14, 2021 with Neil Reithinger
10.8*	Promissory Note dated June 16, 2021 with Scott Lauer
10.9*	Promissory Note dated June 30, 2021 with Utopia Capital, LLC
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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