Form 10-K
period 2021-09-30
PEAK PHARMACEUTICALS, INC.
filed 2022-12-19
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

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

The aggregate market value of the common equity held by non-affiliates was $8,949,300 computed by reference to the closing price of the registrant’s common stock as quoted on the OTC Markets, Pink Tier maintained by OTC Markets, Inc. on March 31, 2021 (which was $0.14 per share). For purposes of the above statement only, the registrant’s sole director and executive officer and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of December 16, 2022 was 78,363,567.

PEAK PHARMACEUTICALS, INC.

FORM 10-K

FOR THE YEARS ENDED SEPTEMBER 30, 2021 and 2020

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended September 30, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended September 30, 2021, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

Registration Rights

There were no registration rights as of September 30, 2021.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of September 30, 2021.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2021, we undertook no sales of unregistered securities.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2021, we did not repurchase any of our equity securities.

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

Going Concern

The consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company had cumulative net losses through September 30, 2021 of $5,189,587, as well as negative cash flows of $14,256 from operating activities. The Company’s cash and cash equivalents balance as of September 30, 2021 was $261,152. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2021 to the Fiscal Years Ended September 30, 2020

Revenue

No revenue or cost of sales were generated for the years ended September 30, 2021 or September 30, 2020

Operating Expenses

The Company’s expenses for the years ended September 30, 2021 and 2020, are summarized as follows:

	Years ended September 30,
	2021	2020
General and administrative (including $40,608 and $783 of fees paid to related party)	$68,721	$5,535
Total operating expenses	$68,721	$5,535

The increase in general and administrative expenses for the year ended September 30, 2021, compared to the year ended September 30, 2020 of $63,186 is due primarily to an increase in audit and accounting fees.

Other Expenses

	Years ended September 30,
	2021	2020
Interest Expense (including related party interest of $24 and $0)	$(10,397)	$(9,476)
Gain on forgiveness of debt	3,029	-
Total other expenses	$(7,368)	$(9,476)

Interest expense increased by $921 for the year ended September 30, 2021 from the comparative period of 2020 due to accrued interest on the note payable issued in June 2021. The gain on forgiveness of debt of $3,029 was a result of a decrease of accounts payable as a result of vendor adjustments.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the years ended September 30, 2021 and 2020:

	Years ended September 30,
	2021	2020
Current Assets	$261,152	$408
Current Liabilities	587,337	250,504
Working capital	$(326,185)	$(250,096)

The increase in current assets of $260,744 is mainly due to an increase in cash from the issuance of notes payable during the year ended September 30, 2021. The increase in current liabilities of $336,833 is due primarily to an increase in accounts payable and accrued expenses, as well as notes payable issued during the year ended September 30, 2021.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2021 and 2020:

	Years Ended September 30,
	2021	2020
Net cash used in operating activities	$(14,256)	$(119)
Net cash provided by financing activities	$275,000	$-
Net change in cash	$260,744	$(119)

As of September 30, 2021, our cash balance was $261,152. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the year ended September 30, 2021 was $14,256 due primarily to the net loss that was incurred during the year.

Net cash provided by financing activities for the year ended September 30, 2021 was $275,000 due to the issuance of notes payable during the year.

We may need to evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowing from individuals. There can be no assurance that such a plan will be successful.

Cash Requirements

As of the date of this filing, we do not have sufficient cash on hand to cover our operating expenses through the next fiscal year. As of December 16, 2022, we had cash and cash equivalents of approximately $97,000. During the year ended September 30, 2021, the Company received an aggregate of $275,000 related to the issuance of 14 notes payable to various noteholders, including an aggregate of $35,000 as a result of two notes payable issued to the Company’s Chief Executive Officer, a related party. The notes are unsecured, bear interest at 1.5% per annum, mature on September 30, 2021, have not been extended, and are currently in default. There can be no assurance, however, that additional financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

For the years ended September 30, 2021 and 2020 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740), (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The Company adopted ASU 2018-13 on September 30, 2021 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

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

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company adopted ASU 2018-13 on October 1, 2020 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Based on this evaluation, we determined that as of September 30, 2021, our disclosure controls and procedures were not effective due to the following:

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

Management’s Report on Internal Control over Financial Reporting

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(i)	lack of a functioning audit committee;

(ii)	inadequate segregation of duties consistent with control objectives; and

(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended September 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended September 30, 2021, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2021 and 2020 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2021; (ii) all individuals that were serving as executive officers of ours at the end of the fiscal year ended September 30, 2021 that received annual compensation during the fiscal year ended September 30, 2021 in excess of $100,000; and (iii) all individuals not serving as executive officers of ours at the end of the fiscal year ended September 30, 2021 that received annual compensation during the fiscal year ended September 30, 2021 in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Neil Reithinger CEO & CFO [1]	2021 2020	- -	- -	- -	- -	- -	- -	- -	- -

Notes

(1)	Neil Reithinger was appointed as Chief Executive and Chief Financial Officer on April 6, 2016. Mr. Reithinger is the Founder and President of Eventus. Eventus provides accounting services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services. During the year ended September 30, 2021 and 2020, we incurred fees to Eventus of $40,608 and $783, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of September 30, 2021.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Neil Reithinger	-	-	-	-	-	-	-	-	-

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

Director Compensation

The following table sets forth for each director, certain information concerning their compensation for the year ended September 30, 2021 and 2020.

	Date	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Neil Reithinger	2021	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of September 30, 2021, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	any promoters and control persons; and

●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director, and is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm (“Eventus”). Eventus provides accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the years ended September 30, 2021 and 2020, the Company incurred fees to Eventus of $45,848 and $783, respectively, and owed Eventus $51,109 and $13,143, respectively, as of September 30, 2021 and 2020. The office space used by the Company is provided by Eventus at no charge.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

On March 17, 2017, we engaged Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) as our independent registered public accounting firm. Effective as of February 2021, we dismissed DMCL as our independent registered public accounting firm engaged to audit our consolidated financial statements and engaged Friedman LLP (“Friedman”) on February 21, 2021 as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2018. The following table sets forth the fees billed to the Company for professional services rendered by Friedman for each of the years ended September 30, 2021 and 2020, respectively:

	Friedman
Services	2021	2020
Audit fees	$15,000	$15,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$15,000	$15,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.2	Convertible Promissory Note dated March 30, 2017 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.3	Convertible Promissory Note dated January 10, 2018 with Mediapark Investments Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.4	Convertible Promissory Note dated April 2, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.5	First Amendment to Convertible Promissory Note dated May 7, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	First Amendment to Convertible Promissory Note dated May 7, 2018 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.7	Promissory Note dated June 14, 2021 with Neil Reithinger (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on December December 19, 2022)
10.8	Promissory Note dated June 16, 2021 with Scott Lauer (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on December December 19, 2022)
10.9	Promissory Note dated June 30, 2021 with Utopia Capital, LLC (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on December December 19, 2022)
10.10*	Promissory Note dated July 6, 2021 with Church & Keeler, Inc.
10.11*	Promissory Note dated July 6, 2021 with Draper, Inc.
10.12*	Promissory Note dated July 6, 2021 with Happy David Walters
10.13*	Promissory Note dated July 9, 2021 with Carriage House Capital, Inc.
10.14*	Promissory Note dated July 22, 2021 with John Walters Nick, Jr.
10.15*	Promissory Note dated July 22, 2021 with Gary Goodman
10.16*	Promissory Note dated July 26, 2021 with Stefan Galluppi
10.17*	Promissory Note dated August 4, 2021 with Justin Schreiber
10.18*	Promissory Note dated August 6, 2021 with Alexander Limited
10.19*	Promissory Note dated August 12, 2021 with Aliunde Limited
10.20*	Promissory Note dated September 28, 2021 with Neil Reithinger
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Peak Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peak Pharmaceuticals, Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $5,189,587 and a working capital deficiency of $326,185 as of September 30, 2021. During the year ended September 30, 2021, the Company incurred a net loss of $76,089 and used cash in operating activities of $14,256. As of September 30, 2021, the Company had cash of $261,152. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Friedman LLP

We have served as the Company’s auditor since 2021.

Marlton, New Jersey

December 19, 2022

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
Assets
Current assets:
Cash	$261,152	$408
Total Assets	$261,152	$408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable (including $133,986 and $88,020 due to related parties)	$214,136	$162,532
Accrued liabilities	35,201	24,972
Convertible notes payable	20,000	20,000
Notes payable	283,000	43,000
Note payable – related party	35,000	-
Total Liabilities	587,337	250,504

Stockholders’ deficit
Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,189,587)	(5,113,498)
Total Stockholders’ Deficit	(326,185)	(250,096)
Total Liabilities and Stockholders’ Deficit	$261,152	$408

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	September 30,
	2021	2020
Operating expenses:
General and administrative (including fees paid to related party of $40,608 and $783)	$68,721	$5,535
Total operating expenses	68,721	5,535

Operating loss	(68,721)	(5,535)

Other (expense) income:
Interest expense (including related party interest of $24 and $0)	(10,397)	(9,476)
Gain on forgiveness of debt	3,029	-
Total other expenses, net	(7,368)	(9,476)

Net loss	$(76,089)	$(15,011)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, September 30, 2019	78,363,567	$7,836	$4,855,566	$(5,098,487)	$(235,085)

Net loss	-	-	-	(15,011)	(15,011)
Balance, September 30, 2020	78,363,567	$7,836	$4,855,566	$(5,113,498)	$(250,096)

Net loss	-	-	-	(76,089)	(76,089)
Balance, September 30, 2021	78,363,567	$7,836	$4,855,566	$(5,189,587)	$(326,185)

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(76,089)	$(15,011)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	(3,029)	-
Change in operating assets and liabilities:
Accounts payable	8,667	4,632
Accounts payable - related parties	45,966	783
Accrued liabilities	10,229	9,477
Net cash used in operating activities	(14,256)	(119)

Cash flows from financing activities:
Proceeds from issuance of notes payable	240,000	-
Proceeds from issuance of note payable – related party	35,000	-
Net cash provided by financing activities	275,000	-

Net change in cash	260,744	(119)
Cash, beginning of year	408	527
Cash, end of year	$261,152	$408

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED SEPTEMBER 30, 2021

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the years ended September 30, 2021 and 2020, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of September 30, 2021 and 2020, the Company had two convertible notes with principal and accrued interest balances totaling $32,366 and $29,366, respectively. The note holders are entitled, at their option, to convert all or a part of their options at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 311,210 and 3,058,935 shares for the years ended September 30, 2021 and 2020, respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of September 30, 2021 and 2020, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company does not have any cash equivalents.

Convertible Notes Payable

We review convertible notes payable and the related subscription agreements to determine the appropriate reporting within the financial statements. We report convertible notes payable as liabilities at their carrying value less unamortized discounts in accordance with the applicable accounting guidance. We bifurcate conversion options and report them as liabilities at fair value at each reporting period when required in accordance with the applicable accounting guidance. We had no such liabilities as of September 30, 2021 and 2020. No gain or loss is reported when the notes are converted into shares of our common stock in accordance with the note’s terms.

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss carryforwards. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not recognition threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, the duration of statutory carryforward periods, and tax planning alternatives. The Company assesses the likelihood that uncertain tax positions will be accepted by the applicable taxing authority based on the technical merits of the position. Tax positions meeting the more-likely-than-not recognition threshold are measured and recognized in the consolidated financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon measurement of a tax position taken in a prior annual period, including interest and penalties, and are recognized during the period in which the change occurs. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. For the years ended September 30, 2021 and 2020, we did not have any interest and penalties or any significant unrecognized uncertain tax positions. The Company recognizes accrued interest and penalties related to the unrecognized tax benefits in operating expenses.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740), (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The Company adopted ASU 2018-13 on September 30, 2021 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

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

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company adopted ASU 2018-13 on October 1, 2020 and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2021, the Company had an accumulated deficit of $5,189,587 and a working capital deficiency of $326,185. During year ended September 30, 2021, the Company used cash in operating activities of $14,256. As of September 30, 2021, the Company had cash of $261,152. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $133,986 and $88,020, as of September 30, 2021 and 2020, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $59,109 and $13,143, as of September 30, 2021 and 2020, respectively, Total expense incurred related to this entity was $40,608 and $783 for the years ended September 30, 2021 and 2020, respectively, with no other related party expenses incurred.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of September 30, 2021, the total balance and accrued interest owing under this note was $10,000 and $6,205, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. The default interest rate is 15%. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019. As of September 30, 2021, the total balance and accrued interest owing under this note was $10,000 and $6,160, respectively. Subsequent to the year ended September 30, 2021, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of September 30, 2021, the total balance and accrued interest owing under this note was $23,000 and $11,813, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is unsecured, is due and payable in full on October 2, 2018, and accrues interest at a rate of 12% per annum. The default interest rate is 15%. As of the September 30, 2021, the total balance and accrued interest owing under this note was $20,000 and $9,883, respectively. Subsequent to the year ended September 30, 2021, on December 3, 2021, the Company repaid this loan and accrued interest in full.

Loan with Officer

On June 14, 2021, the Company entered into an agreement with our sole officer and director. Pursuant to the terms of the agreement, we received a promissory note in the amount of $5,000. The note is unsecured, is due and payable in full on December 31, 2021, and accrues interest at a rate of 1.5% per annum. As of the September 30, 2021, the total accrued interest owing under this note was $22.

During the three months ended September 30, 2021, the Company entered into a note payable with our sole officer and director for $30,000. The note is unsecured, is due and payable in full on December 31, 2021 and accrues interest at a rate of 1.5% per annum. As of the September 30, 2021, the total accrued interest owing under this note was $2. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 10%.

Notes Payable Issued During the Twelve Months Ended September 30, 2021

During the twelve months ended September 30, 2021, the Company entered into twelve notes payable totaling $240,000. The notes are unsecured, are due and payable in full on September 30, 2021, and accrue interest at a rate of 1.5% per annum. As of the September 30, 2021, the total accrued interest owing under these notes was $755. In June 2022, the Company repaid one of the notes with a principal balance of $35,000. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 10%.”

NOTE 5 – STOCK OPTIONS

No stock options were granted during the years ended September 30, 2021 and 2020.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2021 and 2020:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2021 and 2020	2,916,000	$0.0067	2.45
Exercisable	2,916,000	$0.0067	2.45

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of September 30, 2021 and 2020:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding September 30, 2021 and 2020	375,000	$0.0067	2.04
Exercisable	375,000	$0.0067	2.04

There was no equity-based compensation for the years ended September 30, 2021 and 2020.

NOTE 6 – INCOME TAXES

Deferred income tax provisions for the years ended September 30, 2021 and 2020 are summarized below:

	2021	2020
Federal	$(16,000)	$(3,200)
State	(3,000)	(600)
Total deferred	(19,000)	(3,800)
Change in valuation allowance	19,000	3,800
Income tax provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2021	2020
Income tax provision – federal rate	21.0%	21.0%
State income taxes, net of federal benefit	3.9%	3.9%
Change in valuation allowance	(24.9)%	(24.9)%
	-	-

Significant components of the Company’s deferred tax assets and liabilities as September 30, 2021 and 2020 is as follows:

	2021	2020
Deferred tax assets:
Net operating losses	$302,000	$283,000
Total deferred tax asset	302,000	283,000
Valuation allowance	(302,000)	(283,000)
Deferred tax asset, net of allowance	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at September 30, 2021 and 2020, respectively, is necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in valuation allowance was an increase of approximately $19,000 and $4,000 for the years ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we have a net operating loss carry forwards of approximately $1,215,000 (2020: $1,139,000). The loss will be available to offset future taxable income. If not used, these carry forwards will expire in varying amounts through 2038.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2015 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

For the years ended September 30, 2021 and 2020 we did not have any interest and penalties associated with tax positions. As of September 30, 2021, we did not have any significant unrecognized uncertain tax positions.