Form 10-Q
period 2022-03-31
PEAK PHARMACEUTICALS, INC.
filed 2022-12-19
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 and 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2022	2021
Assets
Current assets:
Cash	$176,081	$261,152
Prepaid expenses	4,125	-
Total Assets	$180,206	$261,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable (including $133,674 and $133,986 due to related parties)	$203,381	$214,136
Accrued liabilities	108,928	35,201
Convertible notes payable	10,000	20,000
Notes payable	263,000	283,000
Notes payable – related party	35,000	35,000
Total Liabilities	620,309	587,337

Stockholders’ deficit
Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,303,505)	(5,189,587)
Total Stockholders’ Deficit	(440,103)	(326,185)
Total Liabilities and Stockholders’ Deficit	$180,206	$261,152

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating expenses:
General and administrative (including fees paid to related party of $3,279 and $22,848, and $8,049 and $27,578, for the three and six months ended March 31, 2022 and 2021)	$46,561	$43,243	$98,624	$48,215
Total operating expenses	46,561	43,243	98,624	48,215

Operating loss	(46,561)	(43,243)	(98,624)	(48,215)

Other expenses (income):
Interest expense (including related party interest of $863 and $0, and $995 and $0, for the three and six months ended March 31, 2022 and 2021, respectively)	8,002	2,498	16,833	4,880
Gain on forgiveness of debt	-	(3,029)	(1,539)	(3,029)
Total other expenses (income), net	8,002	(531)	15,294	1,851

Net loss	$(54,563)	$(42,712)	$(113,918)	$(50,066)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567	78,363,567	78,363,567

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance, October 1, 2020	78,363,567	$7,836	$4,855,566	$(5,113,498)	$(250,096)

Net loss	-	-	-	(7,354)	(7,354)
Balance, December 31, 2020	78,363,567	7,836	4,855,566	(5,120,852)	(257,450)

Net loss	-	-	-	(42,712)	(42,712)
Balance, March 31, 2021	78,363,567	$7,836	$4,855,566	$(5,163,564)	$(300,162)

Balance, October 1, 2021	78,363,567	$7,836	$4,855,566	$(5,189,587)	$(326,185)

Net loss	-	-	-	(59,355)	(59,355)
Balance, December 31, 2021	78,363,567	7,836	4,855,566	(5,248,942)	(385,540)

Net loss	-	-	-	(54,563)	(54,563)
Balance, March 31, 2022	78,363,567	$7,836	$4,855,566	$(5,303,505)	$(440,103)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(113,918)	$(50,066)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(1,539)	(3,029)
Change in operating assets and liabilities:
Prepaids	(4,125)	-
Accounts payable	(8,904)	13,967
Accounts payable - related parties	(312)	34,356
Accrued liabilities	73,727	4,712
Net cash used in operating activities	(55,071)	(60)

Cash flows from financing activities:
Payments on notes payable	(10,000)	-
Payment on convertible note payable	(20,000)	-
Net cash used in financing activities	(30,000)	-

Net change in cash	(85,071)	(60)
Cash, beginning of period	261,152	408
Cash, end of period	$176,081	$348

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three and six months ended March 31, 2022 and 2021, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of September 30, 2021, the Company had two   convertible notes with principal and accrued interest balances totaling and $32,366. During the six months ended December 31, 2021, the Company repaid one of these notes and related accrued interest totaling $15,408. As of March 31, 2022, the Company had one convertible note remaining with principal and accrued interest totaling $17,948.   The note holders are entitled, at their option, to convert all or a part of their options at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 282,198 and 275,551 shares as of March 31, 2022 and 2021, respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of March 31, 2022 and September 30, 2021, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2022, the Company had an accumulated deficit of $5,303,505 and a working capital deficiency of $440,103. During the six months ended March 31, 2022, the Company incurred a net loss of $113,918   and used cash in operating activities of $55,071. As of March 31, 2022, the Company had cash of $176,081. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $133,674 and $133,986, as of March 31, 2022 and September 30, 2021, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $58,797 and $59,109 as of March 31, 2022 and September 30, 2021, respectively. Total expense incurred related to this entity was $3,279 and $22,848, and $8,049 and $27,578, for the three and six months ended March 31, 2022 and 2021, respectively, with no other related party expenses incurred.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of March 31, 2022 and September 30, 2021, the total accrued interest owing under this note was $6,937 and $6,205, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On March 30, 2017, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, the individual acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. The individual is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. The default interest rate is 15%. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 30, 2018 to March 30, 2019. As of March 31, 2022 and September 30, 2021, the total accrued interest owing under this note was $0 and $6,160, respectively. On December 3, 2021, the Company repaid this loan and accrued interest in full.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of March 31, 2022 and September 30, 2021, the total accrued interest owing under this note was $13,552 and $11,813, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loan with Individual

On April 2, 2018, the Company entered into an agreement with an individual. Pursuant to the terms of the agreement, we received a promissory note in the amount of $20,000. The note is unsecured, is due and payable in full on October 2, 2018, and it accrues interest at a rate of 12% per annum. As of March 31, 2022 and September 30, 2021, the total accrued interest owing under this note was $0 and $9,883, respectively. On December 3, 2021, the Company repaid this loan and accrued interest in full.

Loan with Officer

On June 14, 2021, the Company entered into an agreement with our sole officer and director. Pursuant to the terms of the agreement, we received a promissory note in the amount of $5,000. The note is unsecured, is due and payable in full on December 31, 2021, and accrues interest at a rate of 1.5% per annum. As of March 31, 2022 and September 30, 2021,   the total accrued interest owing under this note was $164 and $41, respectively. As of the date of this report, the due date has not been extended and the note is in default.

During the three months ended September 30, 2021, the Company entered into a note payable with our sole officer and director for $30,000. The note is unsecured, is due and payable in full on December 31, 2021 and accrues interest at a rate of 1.5% per annum. As of March 31, 2022 and September 30, 2021, the total accrued interest owing under this note was $856 and $2, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 10%.

Notes Payable Issued During the Twelve Months Ended September 30, 2021

During the twelve months ended September 30, 2021, the Company entered into twelve notes payable totaling $240,000. The notes are unsecured, are due and payable in full on September 30, 2021, and accrue interest at a rate of 1.5% per annum. As of March 31, 2022 and September 30, 2021, the total accrued interest owing under these notes was $12,713 and $755. In June 2022, the Company repaid one of the notes with a principal balance of $35,000. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 10%.

NOTE 5 – OPTIONS

No stock options were granted during the six months ended March 31, 2022 and 2021.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2022 and September 30, 2021:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years
Outstanding March 31, 2022 and September 30, 2021	2,916,000	$0.0067	1.95
Exercisable, March 31, 2022 and September 30, 2021	2,916,000	$0.0067	1.95

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of March 31, 2022 and September 30, 2021:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding March 31, 2022 and September 30, 2021	375,000	$0.0067	1.54
Exercisable, March 31, 2022 and September 30, 2021	375,000	$0.0067	1.54

There was no equity-based compensation for the six months ended March 31, 2022 and 2021.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenue

No revenue or cost of sales were generated for the three months ended March 31, 2022 and 2021.

Operating Expenses

The Company’s expenses for the three months ended March 31, 2022 and 2021, are summarized as follows:

	Three Months Ended March 31,
	2022	2021
General and administrative (including $3,279 and $22,848 of fees paid to related party)	$46,561	$43,243
Total operating expenses	$46,561	$43,243

The increase in general and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 of $3,318 is due primarily to an increase in filing fees.

Other Expenses

	Three Months Ended March 31,
	2022	2021
Interest Expense (including related party interest of $863 and $0)	$8,002	$2,498
Gain on forgiveness of debt	-	(3,029)
Total other expenses	$8,002	$(531)

Interest expense increased $5,504 for the three months ended March 31, 2022 from the comparative period of 2021 primarily from accrued interest on the Company’s notes payable. The gain on forgiveness of debt of $3,029 for the three months ended March 31, 2021 was a result of a decrease of accounts payable as a result of vendor adjustments.

Comparison of the Six Months Ended March 31, 2022 to the Six Months Ended March 31, 2021

Revenue

No revenue or cost of sales were generated for the six months ended March 31, 2022 or March 31, 2021.

Operating Expenses

The Company’s expenses for the six months ended March 31, 2022 and 2021, are summarized as follows:

	Six Months Ended March 31,
	2022	2021
General and administrative (including $8,049 and $27,578 of fees paid to related party)	$98,624	$48,215
Total operating expenses	$98,624	$48,215

The increase in general and administrative expenses for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 of $50,409 is due primarily to an increase in accounting and audit fees.

Other Expenses

	Six Months Ended March 31,
	2022	2021
Interest Expense (including related party interest of $995 and $0)	$16,833	$4,880
Gain on forgiveness of debt	(1,539)	(3,029)
Total other expenses	$15,294	$1,851

Interest expense increased for the six months ended March 31, 2022 from the comparative period of 2021 of $11,953 is due to accrued interest due to the increase in interest rate to 15% on the Company’s notes payable due to the default rate provisions. The gain on forgiveness of debt of $1,539 and $3,029, for the six months ended March 31, 2022 and 2021, respectively, was a result of the reduction of accounts payable as a result of vendor adjustments.   The decrease of $1,490 is due to the timing of the related vendor adjustments.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital as of ended March 31, 2022 and September 30, 2021:

	As of
	March 31, 2022	September 30, 2021
Current Assets	$180,206	$261,152
Current Liabilities	620,309	587,337
Working capital	$(440,103)	$(326,185)

The decrease in current assets of $80,946 is mainly due to a decrease in cash from the payment of outstanding bills and payment of a notes payable of $30,000 during the six  months ended March 31, 2022. The increase in current liabilities of $32,972 is primarily due to a decrease in accounts payable and payments on notes payable during the six months ended March 31, 2022.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six   months ended March 31, 2022 and 2021:

	Six Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(55,071)	$(60)
Net cash used in financing activities	(30,000)	-
Change in cash	$(85,071)	$(60)

As of March 31, 2022, our cash balance was $176,081. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the six months ended March 31, 2022 of $55,071 was mainly due to the net loss that was incurred during the period.

Net cash used in financing activities for the six months ended March 31, 2022 of $30,000 was due to payments on notes payable during the period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of March 31, 2022, our disclosure controls and procedures were not effective due to the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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