Form 10-Q
period 2022-12-31
PEAK PHARMACEUTICALS, INC.
filed 2023-02-09
CIK 1452804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of February 8, 2023 was 78,363,567.

PEAK PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2022	2022
Assets
Current assets:
Cash	$96,720	$127,599
Prepaid expenses	5,760	2,750
Total Assets	$102,480	$130,349

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable (including $199,693 and $153,681 due to related parties)	$307,146	$224,548
Accrued liabilities	125,730	123,955
Convertible notes payable	10,000	10,000
Notes payable	228,000	228,000
Notes payable - related party	35,000	35,000
Total Liabilities	705,876	621,503

Stockholders’ deficit
Preferred stock, $0.0001 par value, 25,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 78,363,567 shares issued and outstanding	7,836	7,836
Additional paid in capital	4,855,566	4,855,566
Accumulated deficit	(5,466,798)	(5,354,556)
Total Stockholders’ Deficit	(603,396)	(491,154)
Total Liabilities and Stockholders’ Deficit	$102,480	$130,349

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021
Operating expenses:
General and administrative (including expenses to related party of $46,012 and $4,770)	$110,412	$52,063
Total operating expenses	110,412	52,063

Operating loss	(110,412)	(52,063)

Other (expense) income:
Interest expense (including related party interest of $882 and $132)	(1,830)	(8,831)
Gain on forgiveness of debt	-	1,539
Total other expenses, net	(1,830)	(7,292)

Net loss	$(112,242)	$(59,355)

Per share information:
Weighted average shares outstanding - basic and diluted	78,363,567	78,363,567
Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021
(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, October 1, 2021	78,363,567	$7,836	$4,855,566	$(5,189,587)	$(326,185)

Net loss	-	-	-	(59,355)	(59,355)
Balance, December 31, 2021	78,363,567	$7,836	$4,855,566	$(5,248,942)	$(385,540)

Balance, October 1, 2022	78,363,567	$7,836	$4,855,566	$(5,354,556)	$(491,154)

Net loss	-	-	-	(112,242)	(112,242)
Balance, December 31, 2022	78,363,567	$7,836	$4,855,566	$(5,466,798)	$(603,396)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PEAK PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021
(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(112,242)	$(59,355)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	-	(1,539)
Change in operating assets and liabilities:
Prepaid expenses	(3,010)	(5,500)
Accounts payable	36,586	(6,216)
Accounts payable - related parties	46,012	(9,090)
Accrued liabilities	1,775	38,102
Net cash used in operating activities	(30,879)	(43,598)

Cash flows used in financing activities:
Payments on notes payable	-	(20,000)
Payment on convertible note payable	-	(10,000)
Net cash flows used in financing activities:	-	(30,000)

Net change in cash	(30,879)	(73,598)
Cash, beginning of period	127,599	261,152
Cash, end of period	$96,720	$187,554

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

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

Loss Per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. For the three months ended December 31, 2022 and 2021, any equivalents would have been anti-dilutive as we had net losses for the periods then ended.

As of December 31, 2022, the Company had one convertible note with principal and accrued interest totaling $18,067. The note holders are entitled, at their option, to convert all or a part of their principal and accrued interest at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. These common stock equivalents of approximately 163,655 and 271,936 shares as of December 31, 2022 and 2021, respectively, are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

As of December 31, 2022 and September 30, 2022, the Company had 3,291,000 in stock options outstanding which are exercisable at the holders’ option, with an exercise price of $0.0067, which are not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements had a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2022, the Company had an accumulated deficit of $5,466,798 and a working capital deficiency of $603,396. During the three months ended December 31, 2022, the Company incurred a net loss of $112,242 and used cash in operating activities of $30,879. As of December 31, 2022, the Company had cash of $96,720. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations and meet its payment obligations. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Accounts payable – related parties are amounts payable to current and former officers and directors for services provided to the Company totaling $199,693 and $153,681, as of December 31, 2022 and September 30, 2022, respectively. These amounts include accounts payable to an entity controlled by our sole officer and director for financial services such entity is incurring on behalf of the Company totaling $124,816 and $78,804 as of December 31, 2022 and September 30, 2022, respectively. Total expense incurred related to this entity was $46,012 and $4,770 for the three months ended December 31, 2022 and 2021, respectively, with no other related party expenses incurred. See Note 4 for certain related party debt.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Loan with Trius Holdings Limited

On March 17, 2017, the Company entered into an agreement with Trius Holdings Limited (“Trius”). Pursuant to the terms of the agreement, Trius acquired a 12% convertible note with an aggregate face value of $10,000. The note matures in one year and is unsecured. Trius is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to a 20% discount to the closing price of the common stock on the date of the lender’s notice of conversion, subject to a floor of $0.01. On May 11, 2018, the agreement had been amended to extend the maturing date of the note from March 21, 2018 to March 21, 2019. As of December 31, 2022 and September 30, 2022, the total accrued interest owing under this note was $8,067 and $7,689, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Notes Payable

Loan with Mediapark Investments Limited

On January 10, 2018, the Company entered into an agreement with Mediapark Investments Limited (“Mediapark”.) Pursuant to the terms of the agreement, Mediapark acquired a 12% promissory note with an aggregate face value of $23,000. The note matures in 180 days on July 10, 2018 and is unsecured. As of July 9, 2018, the loan was extended to July 10, 2019. As of December 31, 2022 and September 30, 2022, the total accrued interest owing under this note was $16,152 and $15,282, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 15%.

Loans with Officer

On June 14, 2021, the Company entered into an agreement with our sole officer and director. Pursuant to the terms of the agreement, we received a promissory note in the amount of $5,000. The note is unsecured, is due and payable in full on December 31, 2021, and accrues interest at a rate of 1.5% per annum. As of December 31, 2022 and September 30, 2022, the total accrued interest owing under this note was $541 and $415, respectively. As of the date of this report, the due date has not been extended and the Company is accruing interest at the default interest rate of 10%.

On September 28, 2021, the Company entered into a note payable with our sole officer and director for $30,000. The note is unsecured, is due and payable in full on December 31, 2021 and accrues interest at a rate of 1.5% per annum. As of the December 31, 2022 and September 30, 2022, the total accrued interest owing under this note was $3,116 and $2,360, respectively. As of the date of this report, that date has not been extended, and the Company is accruing interest at the default interest rate of 10%.

Other Notes Payable

During the twelve months ended September 30, 2021, the Company entered into twelve notes payable totaling $240,000. The notes are unsecured, are due and payable in full on September 30, 2021, and accrue interest at a rate of 1.5% per annum. As of the December 31, 2022 and September 30, 2022, the total accrued interest owing under these notes was $25,911 and $23,250. In June 2022, the Company repaid one of the notes with a principal balance of $35,000. As of the date of this report, the due dates have not been extended, and the Company is accruing interest at the default interest rate of 10%.

NOTE 5 – OPTIONS

No stock options were granted during the three months ended December 31, 2022 and 2021.

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2022 and September 30, 2022:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding December 31, 2022 and September 30, 2022	2,916,000	$0.0067	1.20
Exercisable, December 31, 2022 and September 30, 2022	2,916,000	$0.0067	1.20

The following is a summary of outstanding stock options issued to non-employees, excluding directors, as of December 31, 2022 and September 30, 2022:

	Number of Options	Exercise Price per Share	Average Remaining Term in Years

Outstanding December 31, 2022 and September 30, 2022	375,000	$0.0067	0.79
Exercisable, December 31, 2022 and September 30, 2022	375,000	$0.0067	0.79

There was no equity-based compensation for the three months ended December 31, 2022 and 2021.

NOTE 6 – SUBSEQUENT EVENTS

On January 23, 2023, the Company executed a Settlement Agreement and Mutual Release with four parties for outstanding accounts payable, resulting in a gain on forgiveness of debt of approximately $45,490, including $24,340 from related parties.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed on December 19, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021

Revenue

No revenue or cost of sales were generated for the three months ended December 31, 2022 and 2021.

Operating Expenses

The Company’s expenses for the three months ended December 31, 2022 and 2021, are summarized as follows:

	Three Months Ended December 31,
	2022	2021
General and administrative (including $46,012 and $4,770 of fees paid to related party)	$110,412	$52,063
Total operating expenses	$110,412	$52,063

The increase  in general and administrative expenses for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 of $58,349 is due primarily to an increase in accounting fees.

Other Expenses

	Three Months Ended December 31,
	2022	2021
Interest Expense (including related party interest of $882 and $132)	$1,830	$8,831
Gain on forgiveness of debt	-	(1,539)
Total other expenses	$1,830	$7,292

Interest expense decreased $7,001 for the three months ended December 31, 2022 from the comparative period of 2021 primarily from accrued interest on the Company’s notes payable which decreased as a result of principal payments of $35,000 in June 2022. The gain on forgiveness of debt of $1,539 for the three months ended December 31, 2021 was a result of a decrease of accounts payable as a result of vendor adjustments.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital as of ended December 31, 2022 and September 30, 2022:

	As of
	December 31, 2022	September 30, 2022
Current Assets	$102,480	$130,349
Current Liabilities	705,876	621,503
Working capital	$(603,396)	$(491,154)

The decrease in current assets of $27,869 is mainly due to a decrease in cash from the payment of outstanding vendor bills during the three months ended December 31, 2022. The increase in current liabilities of $84,373 is primarily due to an increase in accounts payable during the three months ended December 31, 2022, for additional professional fees.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(30,879)	$(43,598)
Net cash used in financing activities	-	(30,000)
Change in cash	$(30,879)	$(73,598)

As of December 31, 2022, our cash balance was $96,720. The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the three months ended December 31, 2022 and 2021 of $30,879 and $43,598, respectively, was mainly due to the net losses incurred during the period.

Net cash used in financing activities for the three months ended December 31, 2021 of $30,000 was due to payment on notes payable during the period.

We may need to evaluate raising additional capital through the sale of equity securities, through an offering of debt securities or through borrowing from individuals. There can be no assurance that such a plan will be successful.

Cash Requirements

As of the date of this filing, we do not have sufficient cash on hand to cover our operating expenses through the next fiscal year. As of December 31, 2022, we had cash and cash equivalents of approximately $97,000. Our liquidity needs have been satisfied primarily from the issuance of notes payable. The notes payable are unsecured, matured on September 30, 2021, have not been extended, and are currently in default. There can be no assurance, however, that additional financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, we determined that as of December 31, 2022, our disclosure controls and procedures were not effective due to the following:

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

Management’s Report on Internal Control over Financial Reporting

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(i)	lack of a functioning audit committee;

(ii)	inadequate segregation of duties consistent with control objectives; and

(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended September 30, 2022 that was filed on December 19, 2022, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on September 5, 2013)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on March 20, 2014)
2.1	Articles of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
2.2	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form 8-K filed on December 30, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
3.1.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.1.3	Certificate of Change (incorporated by reference to our Registration Statement on Form 10-K filed on December 26, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.1	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Contracts
10.1	Convertible Promissory Note dated March 21, 2017 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.2	Convertible Promissory Note dated March 30, 2017 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on March 31, 2016.)
10.3	Convertible Promissory Note dated January 10, 2018 with Mediapark Investments Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.4	Convertible Promissory Note dated April 2, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.5	First Amendment to Convertible Promissory Note dated May 7, 2018 with Sukh Athwal (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.6	First Amendment to Convertible Promissory Note dated May 7, 2018 with Trius Holdings Limited (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018)
10.7	Promissory Note dated June 14, 2021 with Neil Reithinger (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2022
10.8	Promissory Note dated June 16, 2021 with Scott Lauer (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2022
10.9	Promissory Note dated June 30, 2021 with Utopia Capital, LLC (incorporated by reference to our Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2022
10.10	Promissory Note dated July 6, 2021 with Church & Keeler, Inc. (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.11	Promissory Note dated July 6, 2021 with Draper, Inc. (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.12	Promissory Note dated July 6, 2021 with Happy David Walters (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.13	Promissory Note dated July 9, 2021 with Carriage House Capital, Inc. (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.14	Promissory Note dated July 22, 2021 with John Walters Nick, Jr. (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.15	Promissory Note dated July 22, 2021 with Gary Goodman (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.16	Promissory Note dated July 26, 2021 with Stefan Galluppi (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.17	Promissory Note dated August 4, 2021 with Justin Schreiber (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.18	Promissory Note dated August 6, 2021 with Alexander Lim (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.19	Promissory Note dated August 12, 2021 with Aliunde Limited (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
10.20	Promissory Note dated September 28, 2021 with Neil Reithinger (incorporated by reference to our Registrant’s Annual Report on Form 10-K filed on December 19, 2022
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAK PHARMACEUTICALS, INC.

By:	/s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: February 9, 2023